Form 10-Q
period 2008-09-30
Morgan Stanley Managed Futures LV, L.P.
filed 2008-11-20
CIK 1428043

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number 000-53114

	MORGAN STANLEY MANAGED FUTURES LV, L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      20-8529012
(State or other jurisdiction of		      	  (I.R.S. Employer
incorporation or organization)			       Identification No.)


Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY	 						 	    10036
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code	    (212) 296-1999





(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            	No     X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company ? in Rule 12b-2 of the Exchange Act.

Large accelerated filer        		Accelerated filer
Non-accelerated filer   X   		Smaller reporting company


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

       <table> MORGAN STANLEY MANAGED FUTURES LV, L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2008
 		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Three and Nine Months
Ended September 30, 2008 for the Period from August 1, 2007
(commencement of operations) to September 30, 2007
(Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2008 and for the
		Period from August 1, 2007 (commencement of operations)
		to September 30, 2007 (Unaudited)..	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 and for the Period from August 1, 2007
		(commencement of operations) to September 30, 2007
		(Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-17

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	18-28

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	28-45

Item 4T.	Controls and Procedures	45


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds	46

Item 6.	Exhibits	47


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY MANAGED FUTURES LV, L.P.
STATEMENTS OF FINANCIAL CONDITION


	September 30,	      December 31,
                                    	      2008   	         2007
	 $ 	      $
	(Unaudited)
ASSETS
Investment in Trading Companies:
	Investment in Kaiser I, LLC	6,170,344	2,387,856
	Investment in Transtrend II, LLC	5,943,249   	?
	Investment in DKR I, LLC	5,082,777	2,311,769
	Investment in Chesapeake I, LLC	4,702,213	2,379,062
	Investment in Strategic Alternatives, L.L.C.                     	           3,122,117                              ?
	Investment in Cornerstone I, LLC	           ?        	   2,092,258
	Investment in Transtrend I, LLC	           ?        	   2,445,794

	     Total Investments in Trading Companies
            (cost $24,858,911 and $11,410,543, respectively)	   25,020,700	     11,616,739

	     Total Assets	   25,020,700	    11,616,739

LIABILITIES

	Redemptions payable	        100,514 	        252,218

	     Total Liabilities	         100,514	        252,218

PARTNERS? CAPITAL

	Class A (13,720.852 and 6,516.111 Units, respectively)	13,766,858 	6,560,236
	Class B (3,712.625 and 1,316.286 Units, respectively)	3,746,868	1,327,960
	Class C (7,065.238 and 3,328.248 Units, respectively)	7,172,111	3,364,766
	Class Z (228.181 and 109.890 Units, respectively)	         234,349	          111,559

	     Total Partners? Capital	   24,920,186 	     11,364,521

	     Total Liabilities and Partners? Capital	    25,020,700	     11,616,739

NET ASSET VALUE PER UNIT

	Class A	1,003.35	1,006.77
	Class B	1,009.22	1,008.87
	Class C	1,015.13	1,010.97
	Class Z	1,027.03	1,015.18



The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY MANAGED FUTURES LV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)
	                                                    For the Period from
		August 1, 2007
		(commencement of
                              For the Three Months         operations) to         	    For the Nine Months
                            Ended September 30,        September 30,           Ended September 30,

                                        2008                                2007                           2008
                                             $		    	$		   	                       $
EXPENSES
	Placement agent fees	94,906	15,046		226,883
	General partner fees	58,468	9,188			139,607
	Administrative fees	        23,388	          3,675			         55,844

		   Total Expenses 	      176,762	        27,909			       422,334

NET INVESTMENT LOSS 	    (176,762)	       (27,909)	  	       (422,334)

UNREALIZED APPRECIATION
  ON INVESTMENTS
	Trading profit (loss):
	     Realized	79,234    	                            ?             			44,297
	     Net change in unrealized appreciation
             on investments	 (1,744,135)	          56,948	                      	        (44,407)

		   Total Trading Results	 (1,664,901)	           56,948	                      	             (110)

NET INCOME (LOSS)           (1,841,663)   	                      29,039 	       (422,444)

NET INCOME (LOSS) ALLOCATION:

	Class A	                                     (1,057,754)	14,614			(286,728)
 	Class B	(248,503)	6,708			(29,136)
	Class C	(517,295)	7,312			(104,370)
	Class Z	(18,111)	405			(2,210)

NET INCOME (LOSS) PER UNIT:

	Class A	             (88.48)	(6.98)                   			          (3.42)
    	Class B	(87.59)	(6.15)			           0.35
	Class C	(86.67)	(5.32)			          4.16
	Class Z	(84.83)	(3.65)			         11.85
                               Units             	                Units                        Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING:

	Class A	           12,689.455	 3,288.141 		   10,154.895
	Class B	3,144.234	694.836	   	     2,587.733
	Class C	6,353.022   	     1,564.275		     5,021.681
	Class Z	218.712	60.162	   	        173.474

The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY MANAGED FUTURES LV, L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2008
and for the Period from August 1, 2007
(commencement of operations) to September 30, 2007 (Unaudited)

      Class A              Class B	         Class C	             Class Z	             Total
	$	            $	         $	        $	 $
Partners? Capital,
   August 1, 2007                           	    2,676,808	  516,163	1,310,000	50,000 	     4,552,971

Subscriptions                           	    1,226,304	  351,184	500,000	20,000 	     2,097,488

Net Income                           	    14,614	6,708	7,312	405 	          29,039

Redemptions                         	     (77,420)	       ?         	         ?      	           ?      	        (77,420)

Partners? Capital,
   September 30, 2007                        	    3,840,306	          874,055	  1,817,312 	    70,405 	     6,602,078


Partners? Capital,
   December 31, 2007                               6,560,236	1,327,960	3,364,766	111,559 	   11,364,521

Subscriptions                           	   8,041,860	2,871,238	4,477,937	125,000 	   15,516,035

Net Loss                           	   (286,728)	(29,136)	(104,370)	(2,210) 	      (422,444)

Redemptions                         	    (548,510)         (423,194)    	   (566,222)  	          ?     	   (1,537,926)

Partners? Capital,
   September 30, 2008                       	   13,766,858	        3,746,868	 7,172,111	   234,349 	   24,920,186


           Class A            Class B	          Class C	              Class Z             Total
	                                                  Units                Units	         Units	         Units	     Units
Beginning Units,
   August 1, 2007          2,676.808           516.163	        1,310.000	             50.000	          4,552.971

Subscriptions              1,269.167           363.301	           517.026             20.663	   2,170.157

Redemptions      (78.669)            ?           	       ?        	           ?     	      (78.669)

Ending Units,
   September 30, 2007                              3,867.306	          879.464        1,827.026	             70.663 	  6,644.459


Beginning Units,
   January 1, 2008                                     6,516.111        1,316.286	       3,328.248	            109.890	  11,270.535

Subscriptions   7,732.518        2,806.404       4,250.896            118.291 	  14,908.109

Redemptions            (527.777)        (410.065)      (513.906)              ?     	   (1,451.748)

Ending Units,
   September 30, 2008                            13,720.852        3,712.625       7,065.238	            228.181 	  24,726.896

The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY MANAGED FUTURES LV, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)




	 				   For the Period from
					        August 1, 2007
				     	 (commencement
                                                                          For the Nine Months              of operations)
                                                                         Ended September 30,         to September 30,

	                             2008    	   	               2007
	                      $		   	     $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)  		         (422,444)                           29,039
Adjustments to reconcile net income (loss):
	Purchases of investments in Trading Companies 	                               (20,525,455)                    (6,597,309)
	Proceeds from sale of investments in Trading Companies	                     7,077,087                  	           ?
	Net change in unrealized appreciation on investments	                                44,407                          (56,948)

Net cash used for operating activities         (13,826,405)                    (6,625,218)

CASH FLOWS FROM FINANCING ACTIVITIES

Subscriptions                                                  15,516,035                       6,650,459
Redemptions                                       ( 1,689,630)                         (25,241)

Net cash provided by financing activities    13,826,405                       6,625,218

Net change in cash                                           ?   	                                   ?
Cash at beginning of period                          ? 	                                   ?
Cash at end of period                                                 ?     	                    ?








The accompanying notes are an integral part of these financial statements. </table>


       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Managed Futures LV, L.P. (?Profile LV? or the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s annual report filed with its Form 10 filed on October 2, 2008.

1.  Organization
Morgan Stanley Managed Futures LV, L.P. was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodities interests, including, but not limited to, foreign currencies, financial instruments, mortgage-backed securities, and money market instruments (collectively, ?Futures Interests?). The Partnership is one of the Partnerships in the Morgan Stanley Managed Futures Profile Series, comprised of the Partnership, Morgan Stanley Managed Futures MV, L.P., and Morgan Stanley Managed Futures HV, L.P. (collectively, the ?Profile Series?). The Partnership allocates substantially all of its




       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

assets to multiple trading companies (each a ?Trading Company?, or collectively the ?Trading Companies?), each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement. The primary commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated (?MS&Co.?), except for Morgan Stanley Managed Futures Kaiser I, LLC (?Kaiser I?), which effective January 2, 2008, uses Newedge Financial Inc. (?Newedge?) as its primary commodity broker. Morgan Stanley & Co. International plc (?MSIP?) acts as each Trading Company?s commodity broker to the extent it trades on the London Metal Exchange (except that Kaiser I, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the ?Commodity Brokers?). Each Trading Company?s over-the-counter foreign exchange spot, options, and forward contract counterparties is MS&Co. or Morgan Stanley Capital Group Inc. (?MSCG?) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I).


       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The financial statements have been prepared using the ?Fund of Funds? approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net amount under change in unrealized appreciation on investments on the Statements of Operations. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies for the Partnership at September 30, 2008, are Morgan Stanley Managed Futures Chesapeake I, LLC, Morgan Stanley Managed Futures DKR I, LLC, Kaiser I, Morgan Stanley Managed Futures Transtrend II, LLC, and Morgan Stanley Strategic Alternatives, L.L.C. The trading advisors to the Trading Companies are Chesapeake Capital Corporation (?Chesapeake?), DKR Fusion Management L.P. (?DKR?), Kaiser Trading Group Pty. Ltd. (?Kaiser?), Transtrend B.V. (?Transtrend?), and Bridgewater Associates, Inc. (?Bridgewater?), respectively, (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

The general partner of the Partnership and the trading manager of each Trading Company is Demeter Management Corporation
(?Demeter?). Demeter may reallocate the Partnership?s assets to the different Trading Companies in its sole discretion.



       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Units of limited partnership interest (?Units?) of the Partnership are being offered to limited partners in four share classes. Depending on the aggregate amount invested in the Partnership, limited partners purchased either class A, B, C or D Units in the Partnership (each a ?Class? and collectively the ?Classes?). As of September 30, 2008, there were no Class D Units outstanding in the Partnership. Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Demeter issued Class Z Units with respect to its investment in the Partnership.

Demeter is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership, as permitted by the Limited Partnership Agreement.
Class Z Units are not subject to paying the placement agent fee.

Effective September 1, 2008, Morgan Stanley Strategic
Alternatives, L.L.C. was added as a Trading Company to the Partnership and began trading assets for the Partnership through its Trading Advisor, Bridgewater. The assets traded by Bridgewater are traded pursuant to Bridgewater?s Pure Alpha
Futures Only Strategy.
       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective February 29, 2008, Demeter terminated the management agreement with Morgan Stanley Managed Futures Cornerstone I, LLC, and Cornerstone Quantitative Investment Group Inc. (?Cornerstone?). Consequently, Cornerstone ceased all Futures Interests trading on behalf of the Partnership as of February 29, 2008.

The Partnership withdrew its investment to Morgan Stanley Managed
Futures Transtrend I, LLC effective February 29, 2008.
Subsequently, the Partnership made an investment to Morgan Stanley Managed Futures Transtrend II, LLC effective March 1, 2008.

2.  Related Party Transactions
The Trading Companies? cash is on deposit with MS&Co. and MSIP in futures interest trading accounts to meet margin requirements as needed. MS&Co. pays each Trading Company at each month end interest income on 100% of its average daily funds on deposit with MS&Co. Assets deposited with MS&Co. as margin are credited with interest income at a rate approximately equivalent to what MS&Co. pays other customers on such assets deposited as margin. Assets not deposited as margin with MS&Co. are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month. For purposes of these interest credits, daily funds do not include monies due a Trading Company on or with respect to futures,


       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

forwards, or options contracts that have not been received.
MS&Co. retains any interest in excess of the interest paid by MS&Co. to the Trading Company.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes.

4.  Financial Instruments
The Trading Companies trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined. If an exchange-traded

       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The fair value of off-exchange-traded contracts is based on the fair value quoted by the counterparty.

The Trading Companies contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Trading Companies account for their derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:


1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.



       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

5.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 became effective for the Partnership as of August 1, 2007. The Partnership has determined that the adoption of FIN 48 did not have a material impact on the Partnership?s financial statements. The Partnership files U.S. federal and state tax returns. The 2007 tax year generally is subject to examination by U.S. federal and most state tax authorities.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for


       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
September 30, 2008: <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
   Unobservable
     Inputs
   (Level 3)




        Total

$
   $
   $

 $

Investment in Kaiser I, LLC
    ?
 6,170,344
    ?

 6,170,344
Investment in Transtrend II, LLC
    ?
 5,943,249
    ?

 5,943,249
Investment in DKR I, LLC
    ?
 5,082,777
    ?

 5,082,777
Investment in Chesapeake I, LLC
    ?
 4,702,213
    ?

 4,702,213
Investment in Strategic Alternatives  L.L.C.
    ?
 3,122,117
    ?

 3,122,117

       <table>
MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Transfers in and/or out of Level 3






     Level 3
    Investments
  June 30, 2008




 Purchases




      Sales




     Net realized


    Net change in
      unrealized
appreciation


Transfers out
  of Level 3 to
      Level 2


     Level 3
        Investments
   September 30, 2008
<s<s>
<        <c>
<    <c>
 <   Kaiser I, LLC
        $5,610,651
 $1,175,807
    $(536,779)
       $64,896
     $(144,231)
        $(6,170,344)
                  $0
Tr Transtrend II, LLC
        $5,002,054
 $1,181,724
    $(349,426)
         $5,888
      $103,009
        $(5,943,249)
                  $0
     DKR I, LLC
        $4,846,228
 $1,175,808
    $(381,766)
         $2,536
     $(560,029)
        $(5,082,777)
                  $0
K   Chesapeake I, LLC
        $4,235,080
 $1,622,527
           ?
           ?
  $(1,155,394)
        $(4,702,213)
                  $0
K   Strategic Alternatives
L.L.C.

                ?____

      $3,109,607       ?

                 ?___

                  ?___

             $12,510

        $(3,122,117)

                                   $0___

      $19,694,013
      $8,265,473
 $(1,267,971)
        $73,320
      $ (1,744,135)
      $(25,020,700)
                                     $0      .

The above table is presented as if the change from Level 3 to Level 2 occurred as of September 30, 2008.

It is management?s view that the Investments in the Trading Companies which were previously reported as Level 3 Investments should have been categorized as Level 2 Investments as we feel that the inputs of these Investments are all observable.
The Partnership?s assets identified as ?Investment in Trading Companies? reflected on the Statements of Financial Condition represents the net asset value of the Partnership?s pro rata share of each Trading Company. The Net Assets of each Trading Company is equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue discount, and the market value of all open Futures Interests contract positions

       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with generally accepted accounting principles.

The Partnership?s investment in the Trading Companies represents approximately: Kaiser I, LLC (24.66%); Transtrend II, LLC
(23.75%); DKR I, LLC (20.32%); Chesapeake I, LLC (18.79%); and
Strategic Alternatives, L.L.C. (12.48%) of the total assets of the Partnership, respectively.

Summarized information for the Partnership?s investment in the
Trading Companies as of September 30, 2008 is as follows: <table>







    Fair Value
January 1, 2008




 Purchases




      Sales




     Net realized


    Net change in
      unrealized
appreciation



      Fair Value
September 30, 2008
<         <s>
Tr  Kaiser I, LLC
        $2,387,856
 $4,151,656
    $(536,779)
       $64,896
      $102,715
             $6,170,344
K   Transtrend II, LLC
                 ?
 $5,830,896
    $(349,426)
         $5,888
      $455,891
             $5,943,249
K   DKR I, LLC
        $2,311,769
 $3,305,811
    $(381,766)
         $2,536
    $(155,573)
             $5,082,777
     Chesapeake I, LLC
        $2,379,062
 $3,130,041
    $(357,056)
       $36,280
    $(486,114)
             $4,702,213
K   Strategic Alternatives
      L.L.C.

                 ?

 $3,109,607

                  ?

                 ?

            $12,510

             $3,122,117
     Cornerstone I, LLC
        $2,092,258
           $98,316       ?
      $(2,002,724)
        $(377,702)    ?
          $189,852
                    ?
K   Transtrend I, LLC
        $2,445,794
         $899,128
      $(3,493,633)
          $312,399
         $(163,688)
                    ?__   _

      $11,616,739
    $20,525,455
 $(7,121,384)
       $44,297
          $ (44,407)
           $25,020,700

In March 2008, the FASB issued SFAS NO. 161, Disclosures about
Derivative Instruments and Hedging Activities (?SFAS 161?).  SFAS
                  MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on the Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS Mo. 161 will have on its financial statement disclosures.

Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. MS&Co. and its affiliates (Newedge with respect to Kaiser I) act as custodians of each Trading Company?s assets pursuant to customer agreements and foreign exchange customer agreement. The Partnership allocates substantially all of its assets to multiple Trading Companies. Such assets are deposited in the Trading Companies? trading accounts with MS&Co. or its affiliates (Newedge with respect to Kaiser I). The funds in such accounts are available for margin and are used to engage in Futures Interest trading pursuant to instructions provided by the Trading Advisors. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade Futures Interests indirectly through the investment in the Trading Companies, it is expected that the Trading Companies will continue to own such liquid assets for margin purposes.

The Trading Companies investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased
       or decreased by an amount equal to the daily limit,
positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Trading Companies from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Trading Companies from trading in potentially profitable markets or prevent the Trading Companies from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership?s assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and
       sales of units of limited partnership interest ("Unit(s)")
in the future will affect the amount of funds available for investments in Futures Interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008, and for the period from August 1, 2007 (commencement of operations) to September 30, 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the futures. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during
       the period in question.  Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 17 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Trading Companies? trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized appreciation on investments? for open (unrealized) contracts, and recorded as ?Realized? trading gain (loss) when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results of $(1,664,901) and expenses totaling $176,762, resulting in a net loss of $1,841,663 for the three months ended September 30, 2008. The
       Partnership?s net asset value per Unit by share Class is provided in the table below.


Share Class			NAV at 9/30/08		NAV at 6/30/08
A					   $1,003.35		   $1,091.83
B					   $1,009.22		   $1,096.81
C					   $1,015.13		   $1,101.80
Z					   $1,027.03		   $1,111.86

The most significant trading losses of approximately 2.4% were incurred within the agricultural markets, primarily during July and August, from long futures positions in the soybean complex and corn as prices declined on news that favorable weather may improve crop conditions in the U.S. Midwest and on speculation that a slowing U.S. economy may reduce demand for alternative biofuels. Elsewhere in the agricultural complex, long positions in cocoa futures resulted in losses during July as prices decreased following news of a rise in exports from the Ivory Coast, the world?s largest cocoa producer. Within the currency sector, losses of approximately 2.4% were recorded primarily during August from long positions in the Canadian dollar, Swiss franc, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar moved sharply higher against these currencies in tandem with surging U.S. Treasury prices amid a worldwide ?flight-to-quality? due to fears of an intense credit crunch and subsequent global recession. Within the energy markets, losses of approximately 1.8% were experienced, primarily during July, from long futures positions in crude oil and its related products as prices reversed lower amid signs that the U.S. economic slump
       may extend into 2009 and curb future energy demand.
Meanwhile, long positions in natural gas futures resulted in losses as prices sharply decreased in July amid rising inventories and news that the Atlantic hurricane season's first storm avoided the gas-producing fields in the Gulf of Mexico. Within the global interest rate sector, losses of approximately 1.3% were incurred, primarily during July and September, from short positions in European, Japanese, and Australian fixed-income futures as prices increased amid a worldwide ?flight-to-quality? due to a sharp drop in the global equity markets and worries regarding the fundamental health of the world?s financial system. Additional losses of approximately 0.6% were recorded within the metals markets, primarily during July and August, from long positions in gold futures as prices declined due to a rise in the value of the U.S. dollar. Smaller losses were experienced from long futures positions in copper and aluminum as prices decreased on concerns that turmoil in the financial markets may further weaken the global economy and erode demand for base metals. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 1.3% recorded within the global stock index sector, primarily during July and September, from short positions in U.S., European, and Pacific Rim equity index futures as prices moved sharply lower amid unprecedented U.S. financial market volatility and turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant. Furthermore, global equity prices plunged after the U.S. House of Representatives rejected
       the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions.

The Partnership recorded total trading results of $(110) and expenses totaling $422,334, resulting in a net loss of $422,444 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class			NAV at 9/30/08		NAV at 12/31/07
A					   $1,003.35		   $1,006.77
B					   $1,009.22		   $1,008.87
C					   $1,015.13		   $1,010.97
Z					   $1,027.03		   $1,015.18


The most significant trading gains of approximately 4.0% were experienced within the energy markets, primarily during the first half of the year, from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC may cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Elsewhere, long positions in natural gas futures also resulted in gains throughout the majority of the first half of the year on expectations of a rise in demand due to colder weather in the U.S. Northeast and news of a drop in U.S. inventories. Within the global stock index sector, gains of approximately 2.3% were recorded primarily during February, March, June, and July from
       short positions in U.S., European, and Pacific Rim equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market may restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were experienced in September from short positions in global stock index futures as equity prices dropped sharply amid unprecedented U.S. financial market volatility and turmoil. Further gains of approximately 0.8% were recorded within the agricultural markets, primarily during January, February, and June, from long futures positions in cocoa futures as prices rose on speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated. A portion of the Partnership?s gains for the first nine months of the year was offset by losses of approximately 1.0% incurred within the global interest rate sector, primarily during April, from long positions in U.S., European, and Japanese fixed-income futures as prices moved lower amid a rebound in the global equity markets and investor optimism that the worst of the recent credit market crisis had passed. Newly established short positions in European, Japanese, and Australian interest rate futures resulted in losses during July and September as prices increased amid a worldwide ?flight-to-quality? due to the aforementioned drop in the global equity markets and worries regarding the fundamental health of the world?s financial system. Additional losses of approximately 0.2% were recorded within the metals markets,
       primarily during March, July, and August, from long
positions in gold futures as prices declined due to a rise in the value of the U.S. dollar. Smaller losses were incurred from long futures positions in copper and aluminum as prices decreased during March, July, and August on concerns that slowing economic growth may erode demand for base metals.

For the Period from August 1, 2007 (commencement of operations) to September 30, 2007
The Partnership recorded total trading results of $56,948 and expenses totaling $27,909, resulting in net income of $29,039 for the period from August 1, 2007 (commencement of operations) to September 30, 2007. The Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class				NAV at 9/30/07
A						   $1,036.75
B						   $1,040.20
C					   	   $1,043.65
Z					   	   $1,050.60

The most significant trading losses of approximately 0.8% were incurred within the currency sector, primarily during August, from long positions in the euro, British pound, and Brazilian real versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its rivals after continued volatility in the global equity markets and widening credit losses tied to U.S. subprime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. Meanwhile, short positions in the Japanese yen versus the U.S.
       dollar, Australian dollar, and British pound resulted in losses as the value of the Japanese yen increased relative to these currencies after a sell-off in the global equity markets prompted investors to trim riskier assets funded by loans in Japan. Within the metals markets, losses of approximately 0.2% were recorded primarily during August from long positions in aluminum, copper, nickel, and zinc as prices declined amid rising stockpiles and speculation that losses in the global financial markets may erode demand for raw materials. Additional losses of approximately 0.2% were experienced within the global interest rate sector, primarily during September, from long positions in European, Japanese, and Australian fixed-income futures as prices reversed lower following a rebound in global equities, which reduced demand for the relative ?safety? of government debt. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.8% recorded within the agricultural markets, primarily during September, from long positions in wheat futures as prices rose sharply amid persistently strong international demand and fears of a shortage in supply due to unfavorable weather in key growing countries, such as Ukraine and Australia. Meanwhile, long futures positions in the soybean complex resulted in gains as prices moved higher on concerns that hot, dry weather in the South and flooding in the Midwest may have damaged U.S. crops. Within the global stock index sector, gains of approximately 0.7% were experienced primarily during September from long positions in U.S., European, and Pacific Rim equity index futures as prices increased on
       optimism that the worst of the turmoil in the credit
markets may have passed. Smaller gains of approximately 0.3% were recorded within the energy markets, primarily during September, from long futures positions in crude oil and its related products as prices trended higher during the month after continuous hurricane activity in the Gulf of Mexico threatened production facilities, and the U.S. Department of Energy reported a drop in U.S. inventories.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
All of the Partnership?s assets are subject to the risk of trading loss through its investments in the Trading Companies, each of which invests substantially all of its assets in the trading of program of an unaffiliated Trading Advisor. The market-sensitive instruments held by the Trading Companies are acquired for speculative trading purposes and, substantially all of the respective Trading Companies? assets are subject to the risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to the Trading Companies? main line of business.

The futures, forwards, and options traded by the Trading Companies involve varying degrees of related market risk. Market risk is dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. These factors result in frequent
       changes in the fair value of the Trading Companies? open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies? accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The total market risk of the respective Trading Companies may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Trading Companies? open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Trading Companies is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of margin causes the face value of the market sector instruments held by the Trading Companies typically to be many times the total capitalization of the Trading Companies.
       The Partnership?s and the Trading Companies? past
performance are no guarantee of their future results. Any attempt to numerically quantify the Trading Companies? market risk is limited by the uncertainty of its speculative trading. The Trading Companies? speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Trading Companies? experiences to date disclosed under the "Trading Companies? Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed below.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Trading Companies? Trading Value at Risk
The following quantitative disclosures regarding the Trading Companies? market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Trading Companies account for open positions on the basis of mark to market accounting principles. Any loss in the market
       value of the Trading Companies? open positions is directly reflected in the respective Trading Companies? earnings and cash flow.

The Trading Companies? risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. VaR for a particular market sector is estimated by Demeter using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical daily changes in the value of a Trading Company?s portfolio are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Trading Companies? VaR corresponds to the reliability of the expectations that the Trading Company?s trading losses in one day will not exceed the maximum loss indicated by the VaR. The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome. Demeter uses approximately four years of daily market data and re-values its portfolio for each of the historical market moves that occurred over this period. This enables Demeter to generate a distribution of daily ?simulated profit and loss? outcomes.

       The Trading Companies? VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the models used by Morgan Stanley and Demeter, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Trading Companies? Value at Risk in Different Market Sectors As of September 30, 2008 and 2007, Morgan Stanley Managed Futures Chesapeake I, LLC?s total capitalization prior to September 30, 2008 and 2007 redemptions was $5,401,787 and $1,606,089, respectively. The Partnership owned 16.37% and 54.82%, respectively, of Morgan Stanley Managed Futures Chesapeake I, LLC.



       <table>
Morgan Stanley Managed Futures Chesapeake I, LLC
					    September 30, 2008  September 30, 2007
Primary Market Risk Category         VaR                VaR
Currency						 (0.43)%			(0.65)%
Interest Rate					 (0.42)			(0.40)
Equity						 (0.18)			(0.76)
Commodity						 (0.59)			(1.71)
Aggregate Value at Risk			 (0.83)%			(2.23)%
As of September 30, 2008 and 2007, Morgan Stanley Managed Futures
DKR I, LLC?s total capitalization prior to September 30, 2008 and
2007 redemptions was $5,782,352 and $1,594,929, respectively.
The Partnership owned 100% and 100%, respectively, of Morgan
Stanley Managed Futures DKR I, LLC.



Morgan Stanley Managed Futures DKR I, LLC
					    September 30, 2008  September 30, 2007
Primary Market Risk Category         VaR                VaR
Currency						 (0.11)%			(1.19)%
Interest Rate					 (0.33)			(0.32)
Equity						 (0.08)			(0.08)
Commodity						 (0.38)			(0.85)
Aggregate Value at Risk			 (0.57)%			(1.47)%


As of September 30, 2008 and 2007, Morgan Stanley Managed Futures Kaiser I, LLC?s total capitalization prior to September 30, 2008 and 2007 redemptions was $6,869,918 and $1,651,867, respectively. The Partnership owned 16.87% and 55.01%, respectively, of Morgan Stanley Managed Futures Kaiser I, LLC.


       <table>

Morgan Stanley Managed Futures Kaiser I, LLC
					    September 30, 2008  September 30, 2007
Primary Market Risk Category         VaR               VaR
Currency						 (0.01)%		    (0.22)%
Interest Rate					 (0.02)		    (0.04)
Equity						 (0.09)		    (0.22)
Commodity						 (0.04)		    (0.39)
Aggregate Value at Risk			 (0.12)%		    (0.52)%

As of September 30, 2008, Morgan Stanley Strategic Alternatives
L.L.C.?s total capitalization prior to September 30, 2008 redemptions was $3,821,691. The Partnership owned 11.81% of Bridgewater Associates, Inc.

Morgan Stanley Strategic Alternatives, L.L.C. was added as a
Trading Company to the Partnership effective September 1, 2008.

Morgan Stanley Strategic Alternatives, L.L.C.
					      September 30, 2008
Primary Market Risk Category           VaR
Currency					 	   (0.69)%
Interest Rate					   (0.94)
Equity						   (0.36)
Commodity						   (0.22)
Aggregate Value at Risk			   (1.03)%

As of September 30, 2008, Morgan Stanley Managed Futures
Transtrend II, LLC?s total capitalization prior to September 30,
2008 redemptions was $6,642,823.  The Partnership owned 16.07% of
Morgan Stanley Managed Futures Transtrend II, LLC.

       Morgan Stanley Managed Futures Transtrend II, LLC began trading on March 1, 2008.
Morgan Stanley Managed Futures Transtrend II, LLC
					         September 30, 2008
Primary Market Risk Category             VaR
Currency						     (0.21)%
Interest Rate					     (0.42)
Equity						     (0.36)
Commodity						     (0.87)
Aggregate Value at Risk			     (1.24)%



As of September 30, 2007, Morgan Stanley Managed Futures
Transtrend I, LLC?s total capitalization prior to September 30,
2007 redemptions was $1,676,905.  The Partnership owed 54.40% of
Morgan Stanley Managed Futures Transtrend I, LLC.


Morgan Stanley Managed Futures Transtrend I, LLC was terminated effective February 29, 2008.


Morgan Stanley Managed Futures Transtrend I, LLC
					       	 September 30, 2007
Primary Market Risk Category  		       VaR
Currency					 	     (0.44)%
Interest Rate					     (0.39)
Equity						     (0.30)
Commodity						     (2.37)
Aggregate Value at Risk			     (2.72)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the respective Trading Companies? open positions
       across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Trading Companies is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Trading Companies? high, low, and average VaR, as a percentage of total Net Assets for the last two months of the quarter ended September 30, 2007, full quarter ended December 31, 2007, and for the period from January 1, 2008, through September 30, 2008.

Morgan Stanley Managed Futures Chesapeake I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.62)%	(0.43)%	 (0.51)%
Interest Rate					(0.53)	(0.30)	 (0.43)
Equity						(0.37)	(0.18)	 (0.24)
Commodity						(2.05)	(0.59)	 (1.57)
Aggregate Value at Risk			(2.29)%	(0.83)%	 (1.84)%











       <table>
Morgan Stanley Managed Futures DKR I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(1.30)%	(0.11)%	 (0.64)%
Interest Rate					(0.51)	(0.28)	 (0.37)
Equity						(0.16)	(0.08)	 (0.10)
Commodity						(1.14)	(0.38)	 (0.85)
Aggregate Value at Risk			(1.70)%	(0.57)%	 (1.22)%


Morgan Stanley Managed Futures Kaiser I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.07)%	  -		 (0.02)%
Interest Rate					(0.31)	  -		 (0.15)
Equity						(0.56)	  -		 (0.23)
Commodity						(0.38)	  -		 (0.19)
Aggregate Value at Risk			(0.77)%	  -		 (0.34)%


Morgan Stanley Strategic Alternatives, L.L.C.

Primary Market Risk Category        High      Low      Average
Currency						(0.81)%	(0.23)%	  (0.54)%
Interest Rate					(0.94)	(0.22)	  (0.55)
Equity						(0.60)	(0.10)	  (0.29)
Commodity						(0.75)	(0.22)	  (0.47)
Aggregate Value at Risk			(1.24)%	(0.42)%	  (0.91)%


Morgan Stanley Managed Futures Transtrend II, LLC
Primary Market Risk Category        High      Low      Average
Currency						(2.96)%	(0.21)%	 (1.48)%
Interest Rate					(1.05)	(0.23)	 (0.55)
Equity						(0.40)	(0.17)	 (0.32)
Commodity						(5.36)	(0.87)	 (2.35)
Aggregate Value at Risk			(6.27)%	(1.24)%	 (2.88)%


Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current  trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

       In addition, the VaR tables above, as well as the past performance of the Partnership and the Trading Companies, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Trading Companies? VaR for each of the Trading Companies? market risk exposures and on an aggregate basis at September 30, 2008, the last two months of the quarter ended September 30, 2007, full quarter ended December 31 2007, and for the period from January 1, 2008, through September 30, 2008. VaR is not necessarily representative of the Trading Companies? historic risk, nor should it be used to predict the Partnership or the Trading Companies? future financial performance or its ability to manage or monitor risk. There can be no assurance that the Trading Companies? actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to:

*	approximately 92% of Morgan Stanley Managed Futures
Chesapeake I, LLC?s Net Assets.
*	approximately 92% of Morgan Stanley Managed Futures DKR I,
LLC?s Net Assets.
*	approximately 99% of Morgan Stanley Managed Futures Kaiser
I, LLC?s Net Assets.
*	approximately 92% of Morgan Stanley Strategic Alternatives,
L.L.C?s Net Assets.
*	approximately 95% of Morgan Stanley Managed Futures
Transtrend II, LLC?s Net Assets.

A decline in short-term interest rates would result in a decline in the Trading Companies? cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Trading Companies? market-sensitive instruments, in relation to the Trading Companies? Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. The Partnership is exposed to trading risk through its investments in the Trading Companies. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The second largest market exposure of the Partnership at September 30, 2008, was to the global interest rate sector. Exposure was primarily spread across the U.S., Japanese, Australian, European, Canadian, and New Zealand interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations
- e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

       Currency.  At September 30, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2008, the Partnership?s major exposures were to the euro, Japanese yen, British pound, Swiss franc, Australian dollar, Canadian dollar, New Zealand dollar, Swedish krona, Turkish lira, Norwegian krone, Hungarian forint, Czech koruna, and Polish zloty currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At September 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2008, the Partnership?s primary market exposures were to the S&P 500 (U.S.), SPI 200 (Australia), DAX (Germany), Nikkei 225 (Japan), Euro Stox 600 (Europe), Canadian
       S&P 60 (Canada), NASDAQ 100 (U.S.), TOPIX (Japan), CAC 40
(France), FTSE 100 (United Kingdom), Dow Jones (U.S.), S&P MIB (Italy), IBEX 35 (Spain), Euro Stox Mid 200 (Europe), All Share (South Africa), H-shares (Hong Kong), Russell 2000 (U.S.), Euro Stox 50 (Europe), Hang Seng (Hong Kong), Singapore Free (Singapore), OMX 30 (Sweden), S&P Nifty (India), MSCI World (world), Euro Stox Bank (Europe), and Taiwan (Taiwan) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at September 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the wheat, cocoa, sugar, live cattle, coffee, lean hogs, cotton, corn, soybeans, soybean meal, soybean oil, feeder cattle, lumber, orange juice, and oats markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. The third largest market exposure of the Partnership at September 30, 2008, was to the energy sector.
       The Partnership?s energy exposure was shared
primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At September 30, 2008, the Partnership had market exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, nickel, and zinc, as well as precious metals, such as gold, silver, and palladium.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize their trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in Japanese yen, Canadian dollars, euros, British pounds, Swiss francs, Turkish lira, Hong Kong dollars, Australian dollars, Swedish kronor, Singapore dollars, Norwegian krone, New Zealand dollars, Slovakian koruny, Icelandic kronur, South African rand, Czech koruny, and Hungarian forint. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Item 4T.	CONTROLS AND PROCEDURES


As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Changes in Internal Control Over Financial Reporting
	There have been no changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect, the Partnership?s internal control over financial reporting, subsequent to the date of their evaluation.



       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors included in the Partnership?s annual report filed with its Form 10 filed on October 2, 2008.


Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS


Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold to the limited partners during the period from August 1, 2007, to September 30, 2008, was $26,884,508. The Partnership received $235,000 in consideration from the sale of Units to Demeter.

Item 6.  EXHIBITS
3.1	Certificate of Limited Partnership of Morgan Stanley
Managed Futures LV, L.P., dated February 22, 2007,
incorporated herein by reference from the Form 10 filed
on October 2, 2008.
3.2	Limited Partnership Agreement of Morgan Stanley Managed
Futures LV, L.P., dated February 22, 2007, incorporated
herein by reference from the Form 10 filed on October 2,
2008.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.
99.1	Interim Trading Companies Financial Statements dated
September 30, 2008.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Morgan Stanley Managed Futures LV, L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 20, 2008     By:   /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





- 8 -
- 10 -