Form 10-Q
period 2009-03-31
Morgan Stanley Managed Futures LV, L.P.
filed 2009-05-15
CIK 1428043

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            	No

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

		Statements of Financial Condition as of March 31, 2009
 		and December 31, 2008 (Unaudited)	2

		Statements of Operations for the Quarters Ended
March 31, 2009 and 2008 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2009 and 2008 (Unaudited)..	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2009 and 2008 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-20

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	21-28

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	29-45

Item 4T.	Controls and Procedures	45


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds	46

Item 6.	Exhibits	46-47


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY MANAGED FUTURES LV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)


	March 31,	                     December 31,
            	      2009   	                      2008
	 $ 	                          $

ASSETS
Investments in Affiliated Trading Companies:
	Investment in Kaiser I, LLC	9,055,624	                                7,441,619
	Investment in DKR I, LLC	7,169,866	                                6,658,448
	Investment in Transtrend II, LLC	   7,145,559	                                6,658,448
	Investment in Strategic Alternatives I, LLC	   6,438,750	                                4,489,472
	Investment in Chesapeake I, LLC	   6,359,456	                                5,826,142

	     Total Investments in Affiliated Trading Companies
            (cost $33,511,232 and $27,747,188, respectively)	36,169,255	                               31,074,129
	     Receivable for securities sold	        ?      	                                 2,540,032

	     Total Assets	 36,169,255	                               33,614,161

LIABILITIES

	Redemptions payable	       225,378 	                                1,244,106

	     Total Liabilities	      225,378	                                 1,244,106

PARTNERS? CAPITAL

	Class A (17,926.423 and 15,963.975 Units, respectively)	19,547,420 	                             17,878,869
	Class B (4,446.670 and 4,282.849 Units, respectively)	4,889,165	                                4,830,459
	Class C (8,282.658 and 8,219.736 Units, respectively)	9,182,763	                                9,336,195
	Class D (1,759.015 Units)	1,957,975	?
	Class Z (325.186 and 281.733 Units, respectively)	        366,554	                                   324,532

	     Total Partners? Capital	   35,943,877 	                            32,370,055

	     Total Liabilities and Partners? Capital	   36,169,255	                             33,614,161

NET ASSET VALUE PER UNIT

	Class A	1,090.43	                                1,119.95
	Class B	1,099.51	                                1,127.86
	Class C	1,108.67	                                1,135.83
	Class D	1,113.11	n/a
	Class Z	1,127.21	                                1,151.91





The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY MANAGED FUTURES LV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)
	   	    For the Quarters Ended March 31,
                                                                         		        2009    	       2008
                                                                               	                      $		     $
EXPENSES
	Placement agent fees		  140,687			   58,215
	General partner fees		   86,925			   35,925
	Administrative fees		   34,770			    14,371

		Total Expenses		  262,382			   108,511

NET INVESTMENT LOSS 	                                                     (262,382)                          (108,511)

UNREALIZED APPRECIATION
 ON INVESTMENTS
	Trading profit (loss):
	    Realized		            ?                                (65,306)
	    Net change in unrealized appreciation
  		on investments	      	      (668,918)                          608,522

   	       Total Trading Results                                      		       (668,918)                          543,216

NET INCOME (LOSS) 	                                                      (931,300)                          434,705

NET INCOME (LOSS) ALLOCATION:

	Class A                                      	                                         (534,640)		    222,837
	Class B                                                                               (122,745)		      62,853
	Class C                                      	                                         (223,912)		    143,628
	Class D                                      	                                           (42,025)		            ?
	Class Z                                      	                                              (7,978)	 	       5,387

NET INCOME (LOSS) PER UNIT:

	Class A                                                                                   (30.63)		       29.98
	Class B                                      	                                             (27.20)		       31.33
	Class C                                      	                                             (27.48) 		       32.68
	Class D                                      	                                             (23.89) 		           ?
	Class Z                                                                                    (26.89)		       35.42

			                                                                                       Units     	                      Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING
	Class A                                      	                                       17,454.810		7,869.222
	Class B                                      	                                         4,511.916		1,887.502
	Class C                                      	                                         8,148.076		4,066.266
	Class D	                                                                               1,759.015		          n/a
	Class Z                                                                                   296.700		   135.932

The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY MANAGED FUTURES LV, L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2009
and 2008  (Unaudited)


                              Class A         Class B	     Class C	Class D             Class Z               Total
                                   $                   $                     $	      $                      $
Partners? Capital,
  December 31, 2007               6,560,236	1,327,960 	      3,364,766             ? 	   	111,559 	   11,364,521

Subscriptions                           2,565,820      	   859,872	       1,000,000             ?		 40,000 	     4,465,692

Net Income                                 222,837	           62,853	          143,628             ?		5,387 	        434,705

Redemptions                             (287,574)            ?                 ?              ?                 ?       (287,574)

Partners? Capital,
   March 31, 2008                    9,061,319	      2,250,685	      4,508,394	             ?    	   156,946 	    15,977,344


Partners? Capital,
   December 31, 2008           17,878,869	      4,830,459	         9,336,195          ?     	  324,532 	   32,370,055

Subscriptions                          3,642,287      	   963,064	         2,605,526      2,000,000	 50,000 	     9,260,877

Net Loss                                   (534,640)       (122,745)	         (223,912)         (42,025)	 (7,978) 	       (931,300)

Redemptions                         (1,439,096)       (781,613)    (2,535,046)         ?        	         ?        	    (4,755,755)

Partners? Capital,
   March 31, 2009                 19,547,420	       4,889,165	       9,182,763	       1,957,975   	  366,554 	    35,943,877


                          Class A         Class B     Class C     Class D             Class Z	               Total
                       Units             Units             Units               Units                 Units	                 Units
Beginning Units,
  December 31, 2007              6,516.111       1,316.286       3,328.248            ?  	            109.890 	   11,270.535

Subscriptions                          2,497.021          847.428          991.563            ?               39.497 	     4,375.509

Redemptions       (272.995)             ?                ?              ?                  ?           (272.995)

Ending Units,
   March 31, 2008                    8,740.137       2,163.714      4,319.811	           ?                149.387 	    15,373.049

Beginning Units,
  December 31, 2008             15,963.975     4,282.849      8,219.736             ?               281.733 	   28,748.293

Subscriptions                           3,260.099        858.969      2,300.259       1,759.015           43.453 	     8,221.795

Redemptions                          (1,297.651)     (695.148)   (2,237.337)           ?                   ?            (4,230.136)

Ending Units,
   March 31, 2009                   17,926.423    4,446.670      8,282.658	      1,759.015          325.186 	    32,739.952

The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY MANAGED FUTURES LV, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)


	                               For the Quarters Ended March 31,

                                                         2009                                2008
	                      $	                                   $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	        (931,300)                          434,705
Adjustments to reconcile net income (loss):
	Purchases of Investments in Affiliated Trading Companies                  (5,764,044)                      (9,313,748)
	Proceeds from sale of Investments in Affiliated
        Trading Companies                                   ?                               5,496,359
	Realized	                                  ?                       65,306
 	Net change in unrealized appreciation (depreciation)
        on Investments             	      668,918                             (608,522)

Decrease in operating assets:
	Receivable for securities sold	                                                                 2,540,032			           ?

Net cash used for operating activities              (3,486,394)                      (3,925,900)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units        	9,260,877                        4,465,692
Cash paid for redemptions of Units            (5,774,483)                        (539,792)

Net cash provided by financing activities         3,486,394                         3,925,900

Net change in cash	                                        ?                                   ?
Cash at beginning of period                                ?                               	   ?
Cash at end of period             	               ?                                  ?


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Transfer of partners? capital from Class A into Class B	                       $        197,583







The accompanying notes are an integral part of these financial statements. </table>


       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Managed Futures LV, L.P. (?Profile LV? or the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2008, Annual Report on Form 10-K/A.

1.  Organization
Morgan Stanley Managed Futures LV, L.P. was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, ?Futures Interests?) through its investments in affiliated trading companies (each a ?Trading Company?, or collectively the ?Trading Companies?). The Partnership is one of the Partnerships in the Morgan Stanley Managed Futures Profile Series, comprised of the Partnership,




       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley Managed Futures MV, L.P., and Morgan Stanley
Managed Futures HV, L.P. (collectively, the ?Profile Series?).

The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement. The primary commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated (?MS&Co.?), except for Morgan Stanley Managed Futures Kaiser I, LLC (?Kaiser I?), which uses Newedge Financial Inc. (?Newedge?) as its primary commodity broker.
Morgan Stanley & Co. International plc (?MSIP?) acts as each Trading Company?s commodity broker to the extent it trades on the London Metal Exchange (except that Kaiser I, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the ?Commodity Brokers?). Each Trading Company?s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. or Morgan Stanley Capital Group Inc. (?MSCG?) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I).


       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The financial statements of the Partnership have been prepared using the ?Fund of Funds? approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation on investments on the
Statements of Operations.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  The Trading Companies and their trading advisors
(each individually, a ?Trading Advisor?, or collectively, the
?Trading Advisors?) for the Partnership at March 31, 2009, are as
follows:
Trading Company						Trading Advisor
Morgan Stanley Managed Futures Chesapeake I, LLC		Chesapeake Capital Corporation
Morgan Stanley Managed Futures DKR I, LLC			DKR Fusion Management L.P.
Morgan Stanley Managed Futures Kaiser I, LLC			Kaiser Trading Group Pty. Ltd.
Morgan Stanley Managed Futures Transtrend II, LLC		Transtrend B.V.
Morgan Stanley Strategic Alternatives, L.L.C.			Bridgewater Associates, Inc.


The general partner of the Partnership and the trading manager of each Trading Company is Demeter Management Corporation
(?Demeter?). Demeter may reallocate the Partnership?s assets to the different Trading Companies at its sole discretion.

Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.



       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Units of limited partnership interest (?Units?) of the Partnership are being offered to limited partners in four share classes. Depending on the aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership (each a ?Class? and collectively the ?Classes?). Certain limited partners who are not subject to the ongoing
placement agent fee are deemed to hold Class Z Units.   Demeter
received Class Z Units with respect to its investment in the Partnership.

Demeter is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement. In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Demeter?s sole discretion. Class Z Units are not subject to paying the placement agent fee.

2.  Related Party Transactions of the Trading Companies
The Trading Companies? cash is on deposit with MS&Co. and MSIP in futures interest trading accounts to meet margin requirements as needed. MS&Co. pays each Trading Company at each month end interest income on 100% of its average daily funds on deposit with


       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

MS&Co. Assets deposited with MS&Co. as margin are credited with interest income at a rate approximately equivalent to what MS&Co. pays or charges other customers on such assets deposited as margin. Assets not deposited as margin with MS&Co. are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of such interest payments, Net Assets do not include monies owed to the Trading Company on Futures Interests.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

Financial Accounting Standards Board ("the FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement



       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

recognition and measurement of a tax position taken or expected to be taken. The adoption of FIN 48 does not have a material impact on the Partnership's financial statements. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments of the Trading Companies
The Trading Companies trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The Trading Companies contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Trading Companies account for their derivative investments in accordance with the provisions of Statement of Financial Accounting Standards (?SFAS?) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:


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

The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk. Market risk is dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and

       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

commodities. These factors result in frequent changes in the fair value of the Trading Companies? open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies? accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement NO. 133? (?SFAS No. 161?). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on the Partnership?s financial

       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 161 did not have a material impact on the Partnership?s financial statements.

5.  Fair Value Measurements
Management has continued to evaluate the application of Statement of Financial Accounting Standards (?SFAS?) No. 157 ("SFAS No. 157"), "Fair Value Measurements" to the Partnership, and has determined that SFAS No. 157 does not have a material impact on the financial statements. Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

SFAS No. 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

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






       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of
March 31, 2009: <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
   Unobservable
     Inputs
   (Level 3)




        Total

$
   $
   $

 $

Investment in Kaiser I, LLC
    ?
 9,055,624
   n/a

 9,055,624
Investment in DKR I, LLC
    ?
 7,169,866
   n/a

 7,169,866
Investment in Transtrend II, LLC
    ?
 7,145,559
          n/a

 7,145,559
Investment in Strategic Alternatives  L.L.C.
    ?
 6,438,750
   n/a

 6,438,750
Investment in Chesapeake I, LLC
    ?
 6,359,456
   n/a

 6,359,456

The Partnership?s assets identified as ?Investment in Trading Companies? reflected on the Statements of Financial Condition represents the net asset value of the Partnership?s pro rata share of each Trading Company. The Net Assets of each Trading Company is equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue discount, and the market value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with accounting principles generally accepted in the United States of America (?GAAP?).

       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s investment in the Trading Companies represents approximately: Kaiser I, LLC 25.04%; Transtrend II, LLC 19.76%;
DKR I, LLC 19.82%; Strategic Alternatives, L.L.C. 17.80%; and
Chesapeake I, LLC 17.58%; of the total investments of the Partnership, respectively.

Summarized information for the Partnership?s investment in the Trading Companies as of March 31, 2009 is as follows:





Investment


 % of Profile
           LV?s Partners?
        Capital




Fair Value


     Total
    Income/
           (Loss)



   Management
         Fees



      Incentive
         Fees



     Administrative
             Fees
Tr Kaiser I, LLC
25.2
    9,055,624
   (153,918)
       43,557
       ?
 7,623
K  DKR I, LLC
19.9
   7,169,866
   (197,769)
           34,156
       ?
 5,977
K  Transtrend II, LLC
19.9
   7,145,559
   (222,075)
           34,751
       ?
 6,081
K  Strategic Alternatives,






       L.L.C.
17.9
   6,438,750
       (7,931)
           30,600
       ?
 5,355
      Chesapeake I, LLC
17.7
   6,359,456
     (87,225)
           30,349
       ?
 5,311

Total Income/(Loss) reflects the Net Realized and Net change in unrealized appreciation/(depreciation) on investment in each Trading Company net of all fees.
For all Trading Companies, Contributions and Withdrawals are permitted on a monthly basis.

     6.  New Accounting Developments
In April 2009, the FASB issued FASB Staff Position (?FSP?) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP FAS No. 157-4?). FSP FAS No. 157-4 provides additional guidance for

       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 157-4.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP FAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 107-1 and APB No. 28-1.





       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.  Subsequent Event

On January 13, 2009, Morgan Stanley and Citigroup announced that they had agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture (the ?Transaction?). The joint venture will own Morgan Stanley Smith Barney LLC, a newly formed investment advisor and broker dealer that will be registered with the U.S. Securities and Exchange Commission and as a non-clearing futures commission merchant with the Commodities Futures Trading Commission. Upon the closing of the Transaction, subsidiaries of Morgan Stanley collectively will have a 51 percent ownership interest in the joint venture and Citigroup Inc. (?Citi?) will have 49 percent ownership interest in the joint venture. The Transaction is expected to close by the end of the third quarter of 2009.

As part of the Transaction, the Board of Directors of Demeter resolved that Demeter should be converted from a Delaware corporation to a Delaware limited liability company (the
?Conversion?). The Conversion became effective on April 30, 2009 and Demeter?s name changed to Demeter Management LLC.



       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

In addition, in the near future Morgan Stanley, the sole member of Demeter, intends to contribute all of the membership interests in Demeter (along with other Morgan Stanley subsidiaries being contributed to the joint venture as part of the Transaction) to Morgan Stanley Commercial Financial Services, Inc. It is anticipated that on or about the time of the consummation of the Transaction, Morgan Stanley Commercial Financial Services, Inc. will contribute to Morgan Stanley JV Holdings LLC all of its in-scope assets and liabilities (including all of the membership interests of Demeter) (collectively, the ?Contribution?). Upon the completion of both the Conversion and the Contribution, Demeter will be a Delaware limited liability company that is a wholly owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which in turn will be owned 51 percent by Morgan Stanley and 49 percent by Citi.


At all times Demeter shall remain the General Partner of the Partnership and at no time will it cease to exist. In addition, neither the Conversion nor the Contribution will materially impact the daily trading activities of the Partnership?s respective commodity Trading Advisors. The Board of Directors of Demeter believes that the Conversion and the Contribution shall not have a material impact on the Partnership?s Limited Partners.



       Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


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

The Trading Companies investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in
       that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Trading Companies from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest ("Unit(s)") in the
       future will affect the amount of funds available for
investments in Futures Interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the futures. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

       The Partnership?s results of operations set forth in the financial statements on pages 2 through 20 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Trading Companies? trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Statements of Operations as ?Net change in unrealized gain (loss) for open (unrealized) contracts, and recorded as ?Realized? trading gain (loss) when open positions are closed out. The sum of these amounts constitutes the Trading Company?s trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2009
The Partnership recorded total trading results of $(668,918) and expenses totaling $262,382, resulting in a net loss of $931,300 for the quarter ended March 31, 2009. The Partnership?s net
       asset value per Unit by share Class is provided in the table below.


Share Class			  NAV at 3/31/09
A						$1,090.43
B						$1,099.51
C						$1,108.67
D						$1,113.11
Z						$1,127.21

The most significant trading losses of approximately 0.9% were recorded within the currency sector, primarily during February and March, from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan would intervene to weaken the currency, as well as on news that Japan?s trade deficit substantially increased. Additional losses were recorded from short positions in the Canadian dollar and British pound versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve?s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending, which would include the purchase of $300 billion in longer-term Treasury bonds and buying significant quantities of ?toxic assets? from bank balance sheets. Within the global interest rate sector, losses of approximately 0.4% were incurred primarily during January from long positions in U.S., Australian, and Japanese fixed-income futures as prices dropped following news that debt sales may increase as governments around the world boost spending in an effort to ease the deepening economic slump.
       Additional losses of approximately 0.4% were experienced within the agricultural markets, primarily during March, from short futures positions in coffee, sugar, the soybean complex, and corn as prices reversed higher on renewed optimism that government bailouts would possibly help revive the world economy and boost demand for these commodities. Smaller losses of approximately 0.1% were recorded within the metals sector, primarily during February and March, from short positions in copper and zinc futures as prices rose amid speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.3% experienced within the global stock index sector, primarily during February, from short positions in U.S. and European equity index futures as prices declined due to disappointing corporate earnings reports, as well as a lack of clarity regarding U.S. Treasury Secretary Timothy Geithner?s financial rescue plan. Smaller gains of approximately 0.2% were recorded within the energy markets, primarily during January, from short futures positions in natural gas as prices moved lower amid speculation that the ongoing global economic recession would continue to erode energy demand.

For the Quarter Ended March 31, 2008
The Partnership recorded total trading results of $543,216 and expenses totaling $108,511, resulting in net income of $434,705 for the quarter ended March 31, 2008. The Partnership?s net
       asset value per Unit by share Class is provided in the table below.
Share Class			  NAV at 3/31/08
A						$1,036.75
B						$1,040.20
C						$1,043.65
Z						$1,050.60

The most significant trading gains of approximately 1.8% were recorded within the agricultural sector, primarily during January and February, from long futures positions in wheat and corn as prices increased amid diminishing inventories and rising global demand. Meanwhile, short positions in live cattle futures resulted in gains as prices declined during January and February due to speculative selling. Further gains were experienced within the agricultural complex from long futures positions in cocoa as prices moved higher after shipments from the Ivory Coast, the world?s largest producer, were delayed by a labor strike. Within the currency sector, gains of approximately 1.8% were recorded primarily during February and March from long positions in the Japanese yen, Swiss franc, euro, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to disappointing U.S. economic data and concerns regarding a possible U.S. recession, which fueled speculation of continued interest rate cuts by the U.S. Federal Reserve. Within the energy markets, gains of approximately 1.0% were experienced primarily during February and March from long futures positions in crude oil and its related products as prices increased due to speculation that OPEC may cut
       production, ongoing geopolitical concerns in the Middle
East, and strong demand for physical commodities as an inflation hedge. Meanwhile, long positions in natural gas futures resulted in gains as prices rose on expectations of a rise in demand due to colder weather in the U.S. Northeast and news of a drop in U.S. inventories. Within the metals sector, gains of approximately 0.4% were recorded primarily during January and February from long futures positions in gold and silver as prices moved higher due to a drop in the value of the U.S. dollar, which spurred demand for precious metals as a ?safe haven?. Additional gains of approximately 0.3% were experienced within the global interest rate sector, primarily during February, from long positions in U.S. and European fixed-income futures as prices increased in a ?flight-to-quality? following a sharp decline in the global equity markets and concerns that an economic slowdown in the United States may weaken the global economy. Smaller gains of approximately 0.2% were recorded within the global stock index sector, primarily during February and March, from short positions in European and Pacific Rim equity index futures as prices moved lower on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market may restrain consumer spending, erode corporate earnings, and curb global economic growth.

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

The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk. Market risk is dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies? open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are
       required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies? accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s and the Trading Companies? past performance are no guarantee of their future results. Any attempt to numerically quantify the Trading Companies? market risk is limited by the uncertainty of its speculative trading. The Trading Companies? speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Trading Companies? experiences to date disclosed under the "Trading
       Companies? Value at Risk in Different Market Sectors"
section and significantly exceed the Value at Risk ("VaR") tables disclosed below.

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

The Trading Companies? risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. VaR for a particular market sector is estimated by Demeter using a model based upon historical simulation (with a confidence level of
       99%) which involves constructing a distribution of
hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical daily changes in the value of a Trading Company?s portfolio are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Trading Companies? VaR corresponds to the reliability of the expectations that the Trading Company?s trading losses in one day will not exceed the maximum loss indicated by the VaR. The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome. Demeter uses approximately four years of daily market data and re-values its portfolio for each of the historical market moves that occurred over this period. This enables Demeter to generate a distribution of daily ?simulated profit and loss? outcomes.

The Trading Companies? VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

       VaR models, including the models used by Morgan Stanley and Demeter, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Trading Companies? Value at Risk in Different Market Sectors As of March 31, 2009 and 2008, Morgan Stanley Managed Futures Chesapeake I, LLC?s total capitalization prior to March 31, 2009 and 2008 redemptions was $25,945,171 and $8,104,542, respectively. The Partnership owned 25% and 47%, respectively, of Morgan Stanley Managed Futures Chesapeake I, LLC.

Morgan Stanley Managed Futures Chesapeake I, LLC
					      March 31, 2009     March 31, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.49)%			(0.48)%
Interest Rate					(0.41)			(0.53)
Equity						   -  			(0.20)
Commodity						(0.34)			(2.05)
Aggregate Value at Risk			(0.74)%			(2.29)%

As of March 31, 2009 and 2008, Morgan Stanley Managed Futures DKR I, LLC?s total capitalization prior to March 31, 2009 and 2008 redemptions was $7,169,866 and $6,817,962, respectively. The
       Partnership owned 100% and 58%, respectively, of Morgan
Stanley Managed Futures DKR I, LLC.




Morgan Stanley Managed Futures DKR I, LLC
					      March 31, 2009     March 31, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.28)%			(0.70)%
Interest Rate					(0.33)			(0.51)
Equity						(0.16)			(0.08)
Commodity						(0.54)			(0.92)
Aggregate Value at Risk			(0.66)%			(1.38)%


As of March 31, 2009 and 2008, Morgan Stanley Managed Futures Kaiser I, LLC?s total capitalization prior to March 31, 2009 and 2008 redemptions was $36,606,442 and $7,880,167, respectively. The Partnership owned 25% and 53%, respectively, of Morgan Stanley Managed Futures Kaiser I, LLC.



Morgan Stanley Managed Futures Kaiser I, LLC
					      March 31, 2009     March 31, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.03)%			   - %
Interest Rate					(0.25)			(0.31)
Equity						(0.41)			(0.56)
Commodity						(0.05)			(0.34)
Aggregate Value at Risk			(0.61)%			(0.77)%

As of March 31, 2009, Morgan Stanley Strategic Alternatives
L.L.C.?s total capitalization prior to March 31, 2009 redemptions was $33,523,787. The Partnership owned 19% of Bridgewater
Associates, Inc.

       <table>
Morgan Stanley Strategic Alternatives, L.L.C.
					         March 31, 2009
Primary Market Risk Category           VaR
Currency					 	   (0.58)%
Interest Rate					   (0.59)
Equity						   (0.10)
Commodity						   (0.41)
Aggregate Value at Risk			   (0.89)%

As of March 31, 2009 and 2008, Morgan Stanley Managed Futures
Transtrend II, LLC?s total capitalization prior to March 31, 2009 and 2008 redemptions was $34,310,600 and $7,597,324, respectively. The Partnership owned 21% and 54% respectively, of Morgan Stanley Managed Futures Transtrend II, LLC.

Morgan Stanley Managed Futures Transtrend II, LLC
					      March 31, 2009     March 31, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.42)%			(2.96)%
Interest Rate					(0.32)			(1.05)
Equity						(0.10)			(0.36)
Commodity						(0.32)			(5.36)
Aggregate Value at Risk			(0.50)%			(6.27)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the respective Trading Companies? open positions across all the market categories, and is less than the sum of the
       VaRs for all such market categories due to the
diversification benefit across asset classes.

Because the business of the Trading Companies is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Trading Companies? high, low, and average VaR, as a percentage of total Net Assets for the quarter-end reporting periods from April 1, 2008 through March 31, 2009.

Morgan Stanley Managed Futures Chesapeake I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.50)%	(0.39)%	(0.45)%
Interest Rate					(0.52)	(0.30)	(0.41)
Equity						(0.20)	   -		(0.10)
Commodity						(1.93)	(0.34)	(0.84)
Aggregate Value at Risk			(2.09)%	(0.74)%	(1.16)%

Morgan Stanley Managed Futures DKR I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(1.30)%	(0.11)%	(0.47)%
Interest Rate					(0.52)	(0.28)	(0.37)
Equity						(0.16)	(0.06)	(0.11)
Commodity						(0.97)	(0.24)	(0.53)
Aggregate Value at Risk			(1.70)%	(0.57)%	(0.90)%

       <table> <caption>

Morgan Stanley Managed Futures Kaiser I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.07)%	  - 	 %	(0.03)%
Interest Rate					(0.28)	(0.02)	(0.16)
Equity						(0.41)	(0.05)	(0.20)
Commodity						(0.38)	  -		(0.12)
Aggregate Value at Risk			(0.61)%	(0.12)%	(0.33)%

Morgan Stanley Strategic Alternatives, L.L.C.

Primary Market Risk Category        High      Low      Average
Currency						(0.81)%	(0.29)%	(0.59)%
Interest Rate					(0.94)	(0.46)	(0.70)
Equity						(0.60)	(0.05)	(0.27)
Commodity						(0.60)	(0.18)	(0.35)
Aggregate Value at Risk			(1.24)%	(0.61)%	(0.94)%

Morgan Stanley Managed Futures Transtrend II, LLC
Primary Market Risk Category        High      Low      Average
Currency						(1.45)%	(0.09)%	(0.54)%
Interest Rate					(0.63)	(0.23)	(0.40)
Equity						(0.40)	(0.09)	(0.24)
Commodity						(1.15)	(0.32)	(0.71)
Aggregate Value at Risk			(1.67)%	(0.50)%	(1.05)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Trading Companies? market risk exposures and on an aggregate basis at March 31, 2009 and 2008. VaR is not necessarily representative of the Trading Companies? historic
       risk, nor should it be used to predict the Partnership or the Trading Companies? future financial performance or its ability to manage or monitor risk. There can be no assurance that the Trading Companies? actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MS&Co.; as of March 31, 2009, such amount was equal to:
*	approximately 96% of Morgan Stanley Managed Futures
Chesapeake I, LLC?s Net Assets.
*	approximately 93% of Morgan Stanley Managed Futures DKR I,
LLC?s Net Assets.
*	approximately 97% of Morgan Stanley Managed Futures Kaiser
I, LLC?s Net Assets.
*	approximately 93% of Morgan Stanley Strategic Alternatives,
L.L.C?s Net Assets.
*	approximately 95% of Morgan Stanley Managed Futures
Transtrend II, LLC?s Net Assets.

       A decline in short-term interest rates would result in a decline in the Trading Companies? cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Trading Companies? market-sensitive instruments, in relation to the Trading Companies? Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical
       price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2009, by market sector. The Partnership is exposed to trading risk through its investments in the Trading Companies. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2009, was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in
       the government debt of smaller nations - e.g., Australia.
Demeter anticipates that the G-7 countries?, Australian and New Zealand interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At March 31, 2009, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2009, the Partnership?s major exposures were to the Australian dollar, Japanese yen, New Zealand dollar, Canadian dollar, Swiss franc, euro, Czech koruna, Hungarian forint, Norwegian krone, Swedish krona, British pound, Singapore dollar, Russian ruble, and Turkish lira currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated
       with the Partnership?s currency trades will change
significantly in the future.

Equity. At March 31, 2009, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2009, the Partnership?s primary market exposures were to the Nikkei 225 (Japan), S&P 500 (U.S.), FTSE 100 (United Kingdom), DAX (Germany), Hang Seng (Hong Kong), CAC 40 (France), Euro Stox 50 (Europe), SPI 200 (Australia), Topix (Japan), and Russell 2000 (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at March 31, 2009, was to the markets that comprise these sectors. Most of the exposure was to the wheat, lean hogs, sugar, live cattle, soybeans, cocoa, coffee, corn, cotton, soybean oil, orange juice, and soybean meal markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. The third largest market exposure of the Partnership at March 31, 2009, was to the metals sector.
The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, zinc, nickel, aluminum, and tin, as well as precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Energy. At March 31, 2009, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in natural gas, as well as in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2009, were in euros, British pounds, Japanese yen, Canadian dollars, Swedish kronor, Swiss francs, South African rand, Australian dollars, Norwegian krone, Czech koruny, New Zealand dollars, Singapore dollars, Hungarian forint, Hong Kong dollars, and Turkish lira. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Item 4T.	CONTROLS AND PROCEDURES


As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Changes in Internal Control Over Financial Reporting
	There have been no changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)
       of the Exchange Act) that have materially affected or are reasonably likely to materially affect, the Partnership?s internal control over financial reporting, subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors included in the Partnership?s Report on Form 10-K/A for the fiscal year ended December 31, 2008.


Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS


Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through March 31, 2009, was $41,820,812.
The Partnership received $340,000 in consideration from the sale of Units to Demeter.

Item 6.  EXHIBITS
31.1	Certificate of Limited Partnership of Morgan Stanley
Managed Futures LV, L.P., dated February 22, 2007,
incorporated by reference from the Registrants Form 10
filed on August 8, 2008.
31.2	Limited Partnership Agreement of Morgan Stanley Managed
Futures LV, L.P., dated February 22, 2007, incorporated
by reference from the Registrant?s Form 10 filed on
August 8, 2008.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.
99.1	March 31, 2009 Morgan Stanley Managed Futures Kaiser I,
LLC Interim Financial Statements filed herwith.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Morgan Stanley Managed Futures LV, L.P.
                      (Registrant)

                      By:   Demeter Management LLC
                            (General Partner)

May 15, 2009          By:   /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

1784:
1785: