Form 10-Q
period 2009-06-30
Morgan Stanley Managed Futures LV, L.P.
filed 2009-08-14
CIK 1428043

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number: 000-53114

	MORGAN STANLEY MANAGED FUTURES LV, L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      20-8529012
(State or other jurisdiction of		      	  (I.R.S. Employer
incorporation or organization)			       Identification No.)

Demeter Management LLC
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
		Statements of Financial Condition as of June 30, 2009
 		and December 31, 2008	2

		Statements of Operations for the Three and Six Months
Ended June 30, 2009 and 2008	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2009 and 2008.....................	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2009 and 2008	5

		Notes to Financial Statements	6-21

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	22-35

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	35-51

Item 4T.	Controls and Procedures	52


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds	53

Item 6.	Exhibits	53-54



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY MANAGED FUTURES LV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)


	  June 30,	                     December 31,
          	      2009   	                      2008
	 $ 	                          $

ASSETS
Investments in Affiliated Trading Companies:
	Investment in Kaiser I, LLC	14,065,807	                                7,441,619
	Investment in Transtrend II, LLC	   12,502,940	                                6,658,448
	Investment in DKR I, LLC	9,377,205	                                6,658,448
	Investment in Strategic L.L.C.	  9,377,205	                                4,489,472
	Investment in Rotella I, LLC	9,377,204	                                       ?
	Investment in Chesapeake I, LLC	     7,814,337	                                5,826,142

	     Total Investments in Affiliated Trading Companies
            (cost $61,144,007 and $27,747,188, respectively)              62,514,698	                              31,074,129
   Subscriptions receivable                                 5,403,283                   	                      ?
	Receivable from Affiliated Trading Companies                                ?	          	                             2,540,032

	     Total Assets	   67,917,981	                               33,614,161

LIABILITIES

	Payable to Affiliated Trading Companies	4,825,723		     ?
	Redemptions payable	      427,437 	                                1,244,106

	     Total Liabilities	    5,253,160	                                 1,244,106

PARTNERS? CAPITAL

	Class A (28,246.926 and 15,963.975 Units, respectively)	30,146,285 	                             17,878,869
	Class B (6,296.917 and 4,282.849 Units, respectively)	6,784,865	                                4,830,459
	Class C (11,589.491 and 8,219.736 Units, respectively)	12,607,466	                                9,336,195
	Class D (11,394.809 Units)	12,453,127	?
	Class Z (607.027 and 281.733 Units, respectively)	       673,078	                                   324,532

	     Total Partners? Capital	    62,664,821 	                            32,370,055

	     Total Liabilities and Partners? Capital	   67,917,981	                             33,614,161

NET ASSET VALUE PER UNIT

	Class A	1,067.24	                                1,119.95
	Class B	1,077.49	                                1,127.86
	Class C	1,087.84	                                1,135.83
	Class D	1,092.88	n/a
	Class Z	1,108.81	                                1,151.91


The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY MANAGED FUTURES LV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)
	       For the Three Months	          For the Six Months
                           Ended June 30,                                Ended June 30,

                                  2009             2008    	    2009   	       2008
                                         $	                 $	     $	   $
EXPENSES
	Placement agent fees	190,097	73,762	330,784	                 131,977
	General partner fees	128,907	   45,214	        215,832		81,139
	Administrative fees	     51,563	          18,085	     86,333		        32,456

	   Total Expenses 	                                                 370,567	        137,061	   632,949		       245,572

NET INVESTMENT LOSS 	     (370,567)	       (137,061)	   (632,949)		       (245,572)

REALIZED/ UNREALIZED CHANGE IN
 APPRECIATION (DEPRECIATION) ON
 INVESTMENTS
Trading profit (loss):
	Realized	645,159	36,281	 645,159                 (29,024)
	Net change in unrealized appreciation
	 (depreciation) on investments	    (1,287,332)	      1,091,207	   (1,956,250)		    1,699,728

		   Total Trading Results	       (642,173)	      1,127,488	   (1,311,091)		    1,670,704

NET INCOME (LOSS)                                  	        (1,012,740)	              990,427	   (1,944,040)		    1,425,132

NET INCOME (LOSS) ALLOCATION:

	Class A	(528,175)	551,543	(1,062,815)		774,380
    	Class B	(127,656)	157,347 	(250,401)		220,200
	Class C	(225,229)	270,965	(449,141)		414,593
	Class D	(123,204)	?   	(165,229)		?
    	Class Z	(8,476)	10,572 	(16,454)		15,959

NET INCOME (LOSS) PER UNIT:

	Class A               (22.28)                   55.08                    (51.60)                 85.06
    	Class B              (22.69)                   56.61                    (49.36)	                 87.94
	Class C             (20.93)                   58.15                    (47.47)                 90.83
	Class D            (14.99)                      ?                       (25.12)                   ?
	Class Z             (17.23)                   61.26                    (41.66)                 96.68

			                                                                  Units     	                Units	Units	    	        Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING

	Class A            23,701.385             9,786.488            20,595.353            8,873.690
    	Class B              5,626.880             2,725.347              5,072.478	            2,306.424
	Class C             10,760.311             4,631.126              9,461.409	            4,348.696
	Class D              8,218.174                      ?                  6,576.912                    ?
	Class Z                  492.071              165.281                 394.925               150.606

The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY MANAGED FUTURES LV, L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2009
and 2008  (Unaudited)


                         Class A         Class B	     Class C	Class D             Class Z         Total
                                  $                   $	                     $	                     $                      $
Partners? Capital,
  December 31, 2007               6,560,236	1,327,960 	      3,364,766             ? 	   	111,559 	   11,364,521

Subscriptions                           4,303,790     	 1,515,937	       1,323,236             ?		 64,942 	     7,207,905

Net Income                                 774,380         220,200          414,593             ?		15,959 	     1,425,132

Redemptions       (328,657)            ?          (566,222)          ?                  ?        	       (894,879)

Partners? Capital,
   June 30, 2008                     11,309,749     3,064,097	       4,536,373	             ?    	   192,460 	    19,102,679


Partners? Capital,
   December 31, 2008            17,878,869	     4,830,459	       9,336,195            ?     	  324,532 	    32,370,055

Subscriptions                         15,558,407    	 3,116,442	       7,385,319      12,618,356       365,000 	    39,043,524

Net Loss                                 (1,062,815)     (250,401)        (449,141)         (165,229)	(16,454) 	    (1,944,040)

Redemptions                          (2,228,176)     (911,635)    (3,664,907)          ?                  ?        	     (6,804,718)

Partners? Capital,
   June 30, 2009                     30,146,285     6,784,865	     12,607,466     12,453,127	   673,078 	    62,664,821


                          Class A         Class B	     Class C	Class D             Class Z               Total
                          Units             Units             Units               Units                 Units	                 Units
Beginning Units,
  December 31, 2007              6,516.111       1,316.286       3,328.248            ?              109.890 	   11,270.535

Subscriptions                          4,153.436       1,477.369       1,302.878            ?               63.207 	     6,996.890

Redemptions       (310.995)           ?            (513.906)         ?                  ?                (824.901)

Ending Units,
   June 30, 2008                    10,358.552       2,793.655      4,117.220	           ?               173.097 	    17,442.524

Beginning Units,
  December 31, 2008            15,963.975       4,282.849      8,219.736             ?              281.733 	   28,748.293

Subscriptions                        14,312.258       2,829.888      6,632.316      11,394.809       325.294	   35,494.565

Redemptions                         (2,029.307)       (815.820)   (3,262.561)            ?                ?            (6,107.688)

Ending Units,
   June 30, 2009                    28,246.926       6,296.917    11,589.491	      11,394.809       607.027 	   58,135.170

The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY MANAGED FUTURES LV, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)


	                                        For the Six Months Ended June 30,

                                                      2009                        2008
	                                        $	                              $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   (1,944,040)                 1,425,132
Adjustments to reconcile net income (loss):
	Purchases of Investments in Affiliated Trading Companies   	                   (38,221,173)              (12,259,983)
	Proceeds from sale of Investments in Affiliated Trading Companies           5,469,513                  5,853,413
	Realized                                                                                      (645,159)                  29,024
 	Net change in unrealized (appreciation) depreciation
         on investments                                    1,956,250                 (1,699,728)

Decrease in operating assets:
	Receivable from Affiliated Trading Companies                                           2,540,032	  	        	   ?

Increase in operating liabilities:
	Payable to Affiliated Trading Companies                                                     4,825,723	        	   ?

Net cash used for operating activities                                        (26,018,854)                (6,652,142)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units                                       33,640,241                  7,207,905
Cash paid for redemptions of Units	                            (7,621,387)                  (555,763)

Net cash provided by financing activities	                          26,018,854                  6,652,142

Net change in cash	                                                                        ?                                   ?
Cash at beginning of period	                                ?                            	   ?
Cash at end of period                                                           ?                                ?











The accompanying notes are an integral part of these financial statements. </table>


       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

1.  Organization
Morgan Stanley Managed Futures LV, L.P. was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, ?Futures Interests?) through its investments in affiliated trading companies (each a ?Trading Company?, or collectively the ?Trading Companies?). Profile LV is one of the partnerships in the Morgan Stanley Managed Futures Profile Series, comprised of the Profile LV,




       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley Managed Futures MV, L.P., and Morgan Stanley
Managed Futures HV, L.P. (collectively, the ?Profile Series?).

The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement. The primary commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated (?MS&Co.?), except that Morgan Stanley Managed Futures Kaiser I, LLC (?Kaiser I?), uses Newedge Financial Inc. (?Newedge?) as its primary commodity broker. Morgan Stanley & Co. International plc (?MSIP?) acts as each Trading Company?s commodity broker to the extent it trades on the London Metal Exchange (except Kaiser I, uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the ?Commodity Brokers?). Each Trading Company?s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. or Morgan Stanley Capital Group Inc. (?MSCG?) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I).


       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The financial statements of the Partnership have been prepared using the ?Fund of Funds? approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation on investments on the Statements of Operations. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?) for the Partnership at June 30, 2009, are as follows:

Trading Company						Trading Advisor
Morgan Stanley Managed Futures Chesapeake I, LLC
   (?Chesapeake I, LLC?)						Chesapeake Capital Corporation
Morgan Stanley Managed Futures DKR I, LLC
  (?DKR I, LLC?)							DKR Fusion Management L.P.
Morgan Stanley Managed Futures Kaiser I, LLC
  (?Kaiser I, LLC?)						Kaiser Trading Group Pty. Ltd.
MSSB Managed Futures Rotella I, LLC
  (?Rotella I, LLC?)						Rotella Capital Management, Inc.
Morgan Stanley Strategic Alternatives, L.L.C.
  (?Strategic L.L.C.?)						Bridgewater Associates, Inc.
Morgan Stanley Managed Futures Transtrend II, LLC
  (?Transtrend II, LLC?)						Transtrend B.V.


Effective June 30, 2009, MSSB Managed Futures Rotella I, LLC was added as a Trading Company to the Partnership. Effective July 1,
2009, Rotella Capital Management, Inc. began trading the
Partnership?s assets.

       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The general partner of the Partnership and the trading manager of each Trading Company is Demeter Management LLC (?Demeter?). On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Demeter Management LLC. Demeter may reallocate the Partnership?s assets to the different Trading Companies at its sole discretion.

Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (?MSSB?), which in turn is majority owned by Morgan Stanley and minority owned by Citigroup Inc. (?Citigroup?). MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Prior to June 1, 2009, Demeter was wholly-owned by Morgan Stanley.

Demeter does not believe that the change in ownership of Demeter had a material impact on the Partnership?s limited partners. At all times Demeter served as the general partner of the Partnership and it continues to do so. The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture. The transaction closed on June 1, 2009.

       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Units of limited partnership interest (?Units?) of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Security Act of 1933, as amended. Depending on the aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership (each a ?Class? and collectively the ?Classes?). Certain limited partners who are not subject to the ongoing
placement agent fee are deemed to hold Class Z Units.   Demeter
received Class Z Units with respect to its investment in the Partnership.

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







       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  Related Party Transactions
The cash held by each Trading Company is on deposit with MS&Co. and MSIP in futures interest trading accounts to meet margin requirements as needed. MS&Co. pays each Trading Company at each month end interest income on 100% of its average daily funds on deposit with MS&Co. Assets deposited with MS&Co. as margin are credited with interest income at a rate approximately equivalent to what MS&Co. pays or charges other customers on such assets deposited as margin. Assets not deposited as margin with MS&Co. are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of such interest payments, Net Assets do not include monies owed to the Trading Company on Futures Interests.

The Partnership pays monthly administrative fees and general partner fees to Demeter. The Partnership pays placement agent fees to MSSB equal to a percentage of beginning net assets adjusted for additional subscriptions and redemptions.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their

       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. Generally the 2007 through 2008 tax years remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.


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

The Trading Companies? contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Trading Companies account for their derivative investments in accordance with the provisions of Statement of Financial Accounting Standards (?SFAS?) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk. Market risk is dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies? open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies? accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.



       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  Fair Value Measurements
As defined by SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements", fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

SFAS No. 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).
       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of June 30, 2009 and December 2008:

June 30, 2009



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
   Unobservable
     Inputs
   (Level 3)




        Total

$
   $
   $

 $

Investment in Kaiser I, LLC
    ?
  14,065,807
   n/a

 14,065,807
Investment in Transtrend II, LLC
    ?
     12,502,940
          n/a

 12,502,940
Investment in DKR I, LLC
    ?
  9,377,205
   n/a

  9,377,205
Investment in Strategic L.L.C.
    ?
  9,377,205
   n/a

 9,377,205
Investment in Rotella I, LLC
    ?
 9,377,204
   n/a

 9,377,204
Investment in Chesapeake I, LLC
    ?
  7,814,337
   n/a

 7,814,337





















       <table> MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


,caption>

December 31, 2008



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
   Unobservable
     Inputs
   (Level 3)




        Total

$
   $
   $

 $

Investment in Kaiser I, LLC
    ?
 7,441,619
   n/a

 7,441,619
Investment in DKR I, LLC
    ?
 6,658,448
   n/a

 6,658,448
Investment in Transtrend II, LLC
    ?
 6,658,448
          n/a

 6,658,448
Investment in Chesapeake I, LLC
    ?
 5,826,142
   n/a

 5,826,142
Investment in Strategic L.L.C.
    ?
 4,489,472
   n/a

 4,489,472

The Partnership?s assets identified as ?Investments in Affiliated Trading Companies? reflected on the Statements of Financial Condition represents the net asset value of the Partnership?s pro rata share of each Trading Company. The Net Assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue discount, and the market value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with accounting principles generally accepted in the United States of America (?GAAP?).


       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s investment in the Trading Companies represents approximately: Kaiser I, LLC 22.50%; Transtrend II, LLC 20.00%;
DKR I, LLC 15.00%; Strategic L.L.C. 15.00%; Rotella I, LLC
15.00%; and Chesapeake I, LLC 12.50%; of the total investments of the Partnership, respectively.


Summarized information for the Partnership?s investment in the Trading Companies for the six months ended June 30, 2009 is as
follows:   <table> <caption>




Investment


 % of Profile
           LV?s Partners?
        Capital




Fair Value


     Total
    Income/
           (Loss)



   Management
         Fees



      Incentive
         Fees



     Administrative
             Fees


$
  $
  $


 Kaiser I, LLC
22.5
 14,065,807
(185,558)
 108,109
       ?
18,919
    Transtrend II, LLC
20.0
12,502,940
(215,105)
  86,100
       ?
15,068
K  DKR I, LLC
15.0
  9,377,205
149,586
  86,342
      37,245
15,110
K  Strategic L.L.C.
15.0
 9,377,205
(312,904)
 75,762
       ?
13,258
    Rotella I, LLC
15.0
 9,377,204
       ?
        ?
       ?
   ?
       Chesapeake I, LLC
12.5
7,814,337
(747,109)
 74,297
       ?
13,002

Total Income/(Loss) reflects the Net Realized and Net change in unrealized appreciation/(depreciation) on investments in each Trading Company and interest income net of all fees.

For all Trading Companies, Contributions and Withdrawals are permitted on a monthly basis.

6.  Recent Accounting Pronouncements
(a) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and
    Identifying Transactions That Are Not Orderly



In April 2009, the FASB issued FASB Staff Position (?FSP?) SFAS
No. 157-4, Determining Fair Value When the Volume and Level of
Activity for the Asset or Liability Have Significantly Decreased

       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and Identifying Transactions That Are Not Orderly (?FSP SFAS No. 157-4?). FSP SFAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP SFAS No. 157-4 is effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Partnership?s financial statements.

(b) Interim Disclosures about Fair Value of Financial Instruments In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP SFAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP SFAS No. 107-1 and APB No. 28-1 are effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material impact on the Partnership?s financial statements.


       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(c)  Subsequent Events


In May 2009, the FASB issued SFAS No. 165, Subsequent Events (?SFAS No. 165?). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for the quarter ended June 30, 2009. Management has performed its evaluation of subsequent events through August 14, 2009, the date these financial statements were issued.

(d)  Accounting Standards Codification

On June 29, 2009, the FASB issued Statement No. 168, ?FASB Accounting Standards Codification? and the Hierarchy of GAAP ? a replacement of FASB Statement No. 162. The FASB has stated that ?the FASB Accounting Standards Codification? (?Codification?) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification?s content will carry the same level of authority, effectively superseding Statement No. 162. In other words, the GAAP hierarchy will be modified to include only two levels of

       MORGAN STANLEY MANAGED FUTURES LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

GAAP: authoritative and nonauthoritative. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and
       sales of Units in the future will affect the amount of funds available for investments in Futures Interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

       The Partnership?s results of operations set forth in the financial statements on pages 2 through 21 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Statements of Operations as ?Net change in unrealized gain (loss)? for open (unrealized) contracts, and recorded as ?Realized? trading gain (loss) when open positions are closed out. The sum of these amounts constitutes the Trading Company?s trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results of $(642,173) and expenses totaling $370,567, resulting in a net loss of $1,012,740 for the three months ended June 30, 2009. The
       Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class			  NAV at 6/30/09		NAV at 3/31/09
A						$1,067.24			   $1,090.43
B						$1,077.49			   $1,099.51
C						$1,087.84			   $1,108.67
D						$1,092.88			   $1,113.11
Z						$1,108.81			   $1,127.21

The most significant trading losses of approximately 1.4% were incurred within the global interest rate sector throughout a majority of the quarter from long positions in U.S. and European fixed-income futures as prices reversed lower in April after a pledge from G-20 leaders to support the global economy sapped demand for the ?safe haven? of government bonds. Additional losses were recorded during June from long positions in short-term U.S., European, and Australian fixed-income futures as prices declined amid rising investor confidence. Within the energy markets, losses of approximately 0.3% were experienced primarily during May and June from short futures positions in crude oil and its related products as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand. Within the metals markets, losses of approximately 0.1% were incurred primarily during April and June from short positions in aluminum futures as prices increased on sentiment that efforts by the Chinese government to revive that nation?s economy might boost demand for base metals. Smaller losses were recorded from long positions in silver futures as
       prices dropped in June due to a sharp rise in the value of the U.S. dollar. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.6% experienced within the agricultural markets, primarily during April and May, from long futures positions in sugar as prices moved higher after the U.S. Department of Agriculture indicated that global output might fall more than previously forecasted. Additional gains were recorded from long futures positions in soybeans and soybean meal as prices increased during May amid news of record imports from China. Within the global stock index sector, gains of approximately 0.5% were recorded throughout a majority of the quarter from long positions in U.S. and Pacific Rim equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil. Smaller gains of approximately 0.1% were experienced within the currency sector, primarily during May, from long positions in the Australian dollar, Canadian dollar, British pound, and South African rand versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies after a government report showed U.S. employers cut fewer jobs than forecasted, which reduced demand for the U.S. dollar as a ?safe haven? currency. Meanwhile, the value of the Australian dollar, Canadian dollar, and South African rand increased during May in the wake of rising commodity prices.

       The Partnership recorded total trading results of
$(1,311,091)   and expenses totaling $632,949, resulting in a net
loss of $1,944,040 for the six months ended June 30, 2009.  The
Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class			  NAV at 6/30/09		NAV at 12/31/08
A						$1,067.24			   $1,119.95
B						$1,077.49			   $1,127.86
C						$1,087.84			   $1,135.83
D						$1,092.88			       n/a
Z						$1,108.81			   $1,151.91

The most significant trading losses of approximately 1.8% were incurred within the global interest rate sector, primarily during January, from long positions in U.S., Australian, and Japanese fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump. During the second quarter, long positions in U.S. and European interest-rate futures resulted in additional losses as prices moved lower during April after a pledge from G-20 leaders to support the global economy sapped demand for the ?safe haven? of government bonds. Further losses were recorded during June from long positions in short-term U.S., European, and Australian fixed-income futures as prices declined amid rising investor confidence. Within the currency sector, losses of approximately 0.8% were experienced primarily during February and March from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its
       rivals amid speculation that the Bank of Japan would
intervene to weaken the currency, as well as on news that Japan?s trade deficit substantially increased. Additional losses were incurred during February, March, and April from short positions in the Swiss franc and euro versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve?s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending. The value of the U.S. dollar was also pressured lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a ?safe haven? currency. During June, further losses were recorded from newly established long positions in the Japanese yen, Swiss franc, and euro versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates following news that U.S. payrolls fell less-than- expected in May. Within the metals markets, losses of approximately 0.2% were experienced primarily during March, April, and June from short futures positions in aluminum and copper as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals. Additional losses were incurred during June from long positions in silver futures as prices reversed lower due to a rise in the value of the U.S. dollar. Smaller losses of approximately 0.1% were recorded within the energy markets, primarily during March, May, and June, from short futures
       positions in crude oil and its related products as prices increased on optimism that a possible rebound in global economic growth might boost energy demand. A portion of the Partnership?s losses for the first six months of the year was offset by gains of approximately 0.8% experienced within the global stock index sector, primarily during February, from short positions in European and U.S. equity index futures as prices declined amid weak corporate earnings reports and concerns that the global economy might continue to deteriorate. Additional gains were recorded throughout a majority of the second quarter from newly established long positions in U.S. and Pacific Rim equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil. Smaller gains of approximately 0.3% were experienced within the agricultural markets, primarily during the second quarter, from long positions in sugar futures as prices moved higher after the U.S. Department of Agriculture indicated that global output might fall more than previously forecast. Lastly, gains were recorded from long futures positions in soybeans and soybean meal as prices increased during May following news of record imports from China.

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results of $1,127,488 and expenses totaling $137,061, resulting in net income of $990,427 for the three months ended June 30, 2008. The Partnership?s net
       asset value per Unit by share Class is provided in the table below.

Share Class			  NAV at 6/30/08		NAV at 3/31/08
A						$1,091.83			   $1,036.75
B						$1,096.81			   $1,040.20
C						$1,101.80			   $1,043.65
Z						$1,111.86			   $1,050.60

The most significant trading gains of approximately 4.9% were experienced in the energy markets throughout the second quarter of 2008 from long futures positions in crude oil and its related products as prices moved higher due to supply threats in Nigeria and Iraq, growing Asian fuel consumption, and concerns of a U.S. supply shortage. Elsewhere, long positions in natural gas futures resulted in gains as prices rose after U.S. inventories declined to the lowest level since 2005. Furthermore, futures prices of crude oil, its related products, and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Additional gains of approximately 1.4% were recorded in the agricultural markets primarily during June from long futures positions in the soybean complex as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. Meanwhile, long positions in cocoa futures recorded gains as prices rose to the highest level since 1986 on fears that dry weather may damage crops in the Ivory Coast, the world?s largest cocoa producer. Elsewhere, long positions in corn futures resulted in gains as prices moved higher on consistently
       strong demand for alternative fuels and supply concerns after severe floods in the U.S. Midwest damaged crops. Within the global stock index sector, gains of approximately 0.7% were recorded during June from short positions in European and U.S. equity index futures as prices declined sharply on concerns that record commodity prices and additional subprime related writedowns may erode corporate earnings and continue to slow global economic growth. In addition, prices of European and U.S. stock index futures were pressured lower after government reports revealed weaker-than-expected U.S. employment data, an unexpected drop in Germany?s consumer confidence, and a continued housing slump in the United Kingdom. Lastly, gains of approximately 0.7% were recorded in the currency sector throughout the quarter from long positions in the Australian dollar, Mexican peso, and Brazilian real versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies after U.S. industry reports showed the largest jump in unemployment in twenty years, consumer confidence at a 15-year low, and housing prices in 20 U.S. metropolitan areas at their lowest levels since records began in 2001.

The Partnership recorded total trading results of $1,670,704 and expenses totaling $245,572, resulting in net income of $1,425,132 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class			  NAV at 6/30/08		NAV at 12/31/07
A						$1,091.83			   $1,006.77
B						$1,096.81			   $1,008.87
C						$1,101.80			   $1,010.97
Z						$1,111.86			   $1,015.18

The most significant trading gains of approximately 5.9% were recorded in the energy sector from long futures positions in crude oil and its related products as prices moved higher throughout a majority of the first half of 2008 amid increasing global supply concerns and strong demand in Asia. Elsewhere, long positions in natural gas futures resulted in gains during the second quarter of 2008 as prices rose after U.S. inventories declined to the lowest level since 2005. Furthermore, futures prices of crude oil, its related products, and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Additional gains of approximately 3.3% were experienced in the agricultural sector primarily during January, February, and June from long positions in cocoa futures as prices moved higher amid supply disruptions in the Ivory Coast, the world?s largest producer. Meanwhile, long positions in corn futures resulted in gains as prices moved higher during January, February, and June on supply concerns and rising demand for alternative fuels made from crops. Elsewhere, gains were recorded from long futures positions in the soybean complex primarily during January, February, and June as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from
       Argentina and Brazil.  Gains of approximately 2.5% were also recorded in the currency sector throughout a majority of the first half of 2008 from short positions in the Japanese yen versus the euro, Australian dollar, and Swiss franc as the value of the Japanese yen decreased relative to these currencies after the Bank of Japan downgraded its assessment of the Japanese economy in June and decided to leave interest rates steady at 0.5%. Elsewhere, gains were experienced, primarily during February, March, May, and June, from long positions in the Mexican peso, Brazilian real, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower relative to these currencies amid consistently weak economic data out of the U.S., which fueled persistent concerns of a possible economic recession. Within the global stock index sector, gains of approximately 0.9% were recorded, primarily during February, March, and June, from short positions in European, Pacific Rim, and U.S. equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. subprime mortgage investments, rising commodity prices, and a weakening job market may restrain consumer spending, erode corporate earnings, and curb global economic growth. Smaller gains of approximately 0.4% were experienced within the metals markets, primarily during January, February, and June, from short positions in nickel, zinc, and tin futures as prices declined amid speculation that a continual slowdown in global economic growth may erode future demand for base metals. Lastly, gains of approximately 0.3% were recorded within the global interest rate
       sector, primarily during February, from long positions in
European fixed income futures as prices moved higher in a ?flight-to-quality? following a sharp decline in the global equity markets and the aforementioned concerns regarding the global economy. During May and June, newly established short positions in European fixed-income futures resulted in further gains as prices declined after government reports revealed accelerating inflation in the Euro-Zone.

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

The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk. Market risk is dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities. These factors result in frequent changes in the
       fair value of the Trading Companies? open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies? accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Trading Companies? Value at Risk in Different Market Sectors
As of June 30, 2009 and 2008, Chesapeake I, LLC?s total capitalization prior to June 30, 2009 and 2008 redemptions was $29,131,395 and $40,311,749, respectively. The Partnership owned
27% and 11%, respectively, of Chesapeake I, LLC.





       <table> <caption>
Chesapeake I, LLC
					      June 30, 2009       June 30, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.40)%			(0.50)%
Interest Rate					(0.31)			(0.30)
Equity						(0.09)    			(0.20)
Commodity						(1.24)			(1.93)
Aggregate Value at Risk			(1.19)%			(2.09)%

As of June 30, 2009 and 2008, DKR I, LLC?s total capitalization prior to June 30, 2009 and 2008 redemptions was $11,949,599 and $4,846,228, respectively. The Partnership owned 78% and 100%, respectively, of DKR I, LLC.

DKR I, LLC
					      June 30, 2009      June 30, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.45)%			(1.30)%
Interest Rate					(0.48)			(0.28)
Equity						(0.17)			(0.16)
Commodity						(1.58)			(0.97)
Aggregate Value at Risk			(1.92)%			(1.70)%

As of June 30, 2009 and 2008, Kaiser I, LLC?s total capitalization prior to June 30, 2009 and 2008 redemptions was $43,007,031 and $39,755,035, respectively. The Partnership owned
33% and 15%, respectively, of Kaiser I, LLC.
















       <table> <caption>
Kaiser I, LLC
					      June 30, 2009      June 30, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.25)%		     (0.07)%
Interest Rate					(0.37)			(0.28)
Equity						(0.26)			(0.25)
Commodity						(0.07)			(0.38)
Aggregate Value at Risk			(0.69)%			(0.46)%

As of June 30, 2009, Strategic L.L.C.?s total capitalization prior to June 30, 2009 redemptions was $36,710,060. The
Partnership owned 26% of Strategic L.L.C.

Strategic L.L.C.
					         June 30, 2009
Primary Market Risk Category           VaR
Currency						  (0.64)%
Interest Rate					  (0.70)
Equity						  (0.28)
Commodity						  (0.68)
Aggregate Value at Risk			  (1.36)%

As of June 30, 2009 and 2008, Transtrend II, LLC?s total capitalization prior to June 30, 2009 and 2008 redemptions was $40,753,279 and $39,629,211, respectively. The Partnership owned
31% and 14% respectively, of Transtrend II, LLC.





       <table> <caption>
Transtrend II, LLC
					      June 30, 2009       June 30, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.95)%			(1.45)%
Interest Rate					(0.95)			(0.23)
Equity						(0.57)			(0.40)
Commodity						(0.80)			(1.15)
Aggregate Value at Risk			(2.54)%			(1.67)%


As of June 30, 2009, Rotella I, LLC?s total capitalization was
$16,766,549.  The Partnership owned 56% of Rotella I, LLC.

Rotella I, LLC began trading assets for Profile LV effective July
1, 2009.

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

Because the business of the Trading Companies is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could
       positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Trading Companies? high, low, and average VaR, as a percentage of total Net Assets for the quarter-end reporting periods from July 1, 2008 through June 30, 2009.

Chesapeake I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.50)%	(0.39)%	(0.45)%
Interest Rate					(0.52)	(0.30)	(0.38)
Equity						(0.20)	  -		(0.07)
Commodity						(1.93)	(0.34)	(1.00)
Aggregate Value at Risk			(2.09)%	(0.74)%	(1.25)%



DKR I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(1.30)%	(0.21)%	(0.56)%
Interest Rate					(0.52)	(0.28)	(0.40)
Equity						(0.17)	(0.06)	(0.14)
Commodity						(1.58)	(0.24)	(0.83)
Aggregate Value at Risk			(1.92)%	(0.66)%	(1.24)%

Kaiser I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.25)%	   -	 %	(0.09)%
Interest Rate					(0.37)	(0.11)	(0.25)
Equity						(0.41)	(0.05)	(0.25)
Commodity						(0.38)	   - 	(0.13)
Aggregate Value at Risk			(0.69)%	(0.12)%	(0.47)%


       <table> <caption>
Strategic L.L.C.

Primary Market Risk Category        High      Low      Average
Currency						(0.81)%	(0.29)%	(0.58)%
Interest Rate					(0.81)	(0.46)	(0.64)
Equity						(0.60)	(0.05)	(0.25)
Commodity						(0.68)	(0.18)	(0.47)
Aggregate Value at Risk			(1.36)%	(0.61)%	(1.03)%

Transtrend II, LLC

Primary Market Risk Category        High      Low      Average
Currency						(1.45)%	(0.09)%	(0.73)%
Interest Rate					(0.95)	(0.23)	(0.53)
Equity						(0.57)	(0.09)	(0.29)
Commodity						(1.15)	(0.32)	(0.69)
Aggregate Value at Risk			(2.54)%	(0.50)%	(1.38)%

Rotella I, LLC began trading assets for Profile LV effective July
1, 2009.

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Trading Companies? market risk exposures and on an aggregate basis at June 30, 2009 and 2008. VaR is not necessarily representative of the Trading Companies? historic risk, nor should it be used to predict the Partnership or the Trading Companies? future financial performance or its ability to manage or monitor risk. There can be no assurance that the Trading Companies? actual losses on a particular day will not exceed the
       VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.
The Trading Companies also maintain a substantial portion of their available assets in cash at MS&Co.; as of June 30, 2009, such amount was equal to:
*	approximately 100% of Chesapeake I, LLC?s Net Assets.
*	approximately 118% of DKR I, LLC?s Net Assets.
*	approximately 102% of Kaiser I, LLC?s Net Assets.
*	approximately 96% of Strategic L.L.C.?s,  Net Assets.
*	approximately 89% of Transtrend II, LLC?s Net Assets.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

The Trading Advisors, in general, tend to utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

       Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2009, was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the
       Partnership may range from short to long-term instruments.
Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at June 30, 2009, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2009, the Partnership?s major exposures were to the Australian dollar, Canadian dollar, New Zealand dollar, Japanese yen, Swiss franc, euro, Czech koruna, Hungarian forint, Norwegian krone, Swedish krona, British pound, Polish zloty, Hong Kong dollar, Russian ruble, Singapore dollar, Taiwan dollar, and Turkish lira currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2009, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in
       the G-7 countries.  The stock index futures traded by the
Partnership are by law limited to futures on broadly-based indices. At June 30, 2009, the Partnership?s primary market exposures were to the NASDAQ 100 (U.S.), Nikkei 225 (Japan), TOPIX (Japan), S&P 500 (U.S.), SPI 200 (Australia), DAX (Germany), FTSE 100 (United Kingdom), Canadian S&P 60 (Canada), CAC 40 (France), Euro Stox 50 (Europe), Euro Stox 600 (Europe), OMX 30 (Sweden), H-shares (Hong Kong), IBEX 35 (Spain), S&P MIB (Italy), Dow Jones (U.S.), AEX (The Netherlands), MSCI World (World), Taiwan (Taiwan), GS Commodity (U.S.), and Euro Stox Mid 200 (Europe) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2009, was to the markets that comprise these sectors. Most of the exposure was to the sugar, soybean meal, soybeans, wheat, corn, cotton, cocoa, lean hogs, live cattle, soybean oil, coffee, orange juice, and lumber markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At June 30, 2009, the Partnership had market exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as nickel, aluminum, copper, zinc, and lead, as well as precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Energy. At June 30, 2009, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as in natural gas.
Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2009, were in British pounds, euros, Japanese yen, Australian dollars, Swiss francs, South African rand, Swedish kronor, Hong Kong dollars, Norwegian krone, Hungarian forint, New Zealand dollars, Canadian dollars, Turkish lira, Czech koruny, and Singapore dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Limitations on the Effectiveness of Controls
Any control system no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.




       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors included in the Partnership?s Report on Form 10-K/A for the fiscal year ended December 31, 2008 and the Partnership?s Report on Form 10Q for the quarter ended March 31, 2009.


Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS



Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through June 30, 2009, was $71,526,042. The
Partnership received $615,000 in consideration from the sale of Units to Demeter.

Item 6.  EXHIBITS
3.1!	Certificate of Limited Partnership of Morgan Stanley
Managed Futures LV, L.P., dated February 22, 2007.
3.2!!	Second Amended and Restated Limited Partnership Agreement
of Morgan Stanley Managed Futures LV, L.P., dated June 1,
2009.
10.1*	Advisory Agreement among MSSB Managed Futures Rotella I,
LLC, Demeter Management LLC and Rotella Capital
Management, Inc. dated July 1, 2009.
31.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
32.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	June 30, 2009, Morgan Stanley Managed Futures Chesapeake
I, LLC Interim Financial Statements filed herewith.
99.2	June 30, 2009, Morgan Stanley Managed Futures Kaiser I,
LLC Interim Financial Statements filed herewith.

_____________________________________




!		Incorporated by reference from the Registrant?s Form 10 filed on August 8, 2008.

!!		Incorporated by reference from the Registrant?s Form 8K filed on June 4, 2009.

*		Confidential treatment has been requested with respects to the omitted portion of this exhibit.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Morgan Stanley Managed Futures LV, L.P.
                      (Registrant)

                      By:   Demeter Management LLC
                            (General Partner)

August 14, 2009       By:   /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.