Form 10-Q
period 2010-03-31
Managed Futures Profile LV, L.P.
filed 2010-05-14
CIK 1428043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010 or

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

MANAGED FUTURES PROFILE LV, L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2010 and December 31, 2009	2

	Statements of Operations for the Quarters Ended March 31, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2010 and 2009	4

	Statements of Cash Flows for the Quarters Ended March 31, 2010 and 2009	5

	Notes to Financial Statements	6-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26-42

Item 4T.	Controls and Procedures	42-43

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Securities and Use of Proceeds	44

Item 6.	Exhibits	44

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PROFILE LV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in Kaiser I, LLC	17,838,325	17,199,089
Investment in TT II, LLC	16,537,934	14,636,069
Investment in DKR I, LLC	12,796,256	12,093,464
Investment in Rotella I, LLC	12,202,565	11,647,262
Investment in Chesapeake I, LLC	10,787,266	10,260,689
Investment in Augustus I, LLC	6,558,008	6,027,000
Investment in GLC I, LLC	6,347,029	6,092,966

Total Investments in Affiliated Trading Companies, at fair value (cost $81,367,785 and $77,508,726, respectively)	83,067,383	77,956,539

Subscriptions receivable	2,367,833	3,105,226

Total Assets	85,435,216	81,061,765

LIABILITIES

Payable to Affiliated Trading Companies	1,713,639	1,876,864
Redemptions payable	451,928	1,038,907

Total Liabilities	2,165,567	2,915,771

PARTNERS’ CAPITAL
Class A (40,375.961 and 37,990.609 Units, respectively)	42,436,324	39,684,890
Class B (9,018.990 and 8,032.706 Units, respectively)	9,606,280	8,492,803
Class C (16,237.294 and 15,543.827 Units, respectively)	17,526,354	16,633,598
Class D* (11,454.637 and 11,394.809 Units, respectively)	12,444,637	12,265,562
Class Z (1,133.121 and 975.295 Units, respectively)	1,256,054	1,069,141

Total Partners’ Capital	83,269,649	78,145,994

Total Liabilities and Partners’ Capital	85,435,216	81,061,765

NET ASSET VALUE PER UNIT
Class A	1,051.03	1,044.60
Class B	1,065.12	1,057.28
Class C	1,079.39	1,070.11
Class D*	1,086.43	1,076.41
Class Z	1,108.49	1,096.22

* Class D Units were issued beginning on March 1, 2009.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE LV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended March 31,

	2010	2009
	$	$
EXPENSES
Placement agent fees	293,261	140,687
Ongoing general partner fees	193,567	86,925
Administrative fees	77,427	34,770

Total Expenses	564,255	262,382

NET INVESTMENT LOSS	(564,255)	(262,382)

REALIZED/NET CHANGE IN
UNREALIZED APPRECIATION
(DEPRECIATION) ON
INVESTMENTS
Realized	—	—
Net change in unrealized appreciation (depreciation) on investments	1,251,785	(668,918)
Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	1,251,785	(668,918)

NET INCOME (LOSS)	687,530	(931,300)

NET INCOME (LOSS) ALLOCATION
Class A	331,694	(534,640)
Class B	89,469	(122,745)
Class C	135,379	(223,912)
Class D	114,075	(42,025)
Class Z	16,913	(7,978)

NET INCOME (LOSS) PER UNIT*
Class A	6.43	(30.63)
Class B	7.84	(27.20)
Class C	9.28	(27.48)
Class D	10.02	(23.89)
Class Z	12.27	(26.89)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	38,937.460	17,454.810
Class B	8,327.430	4,511.916
Class C	15,425.443	8,148.076
Class D	11,394.809	1,759.015
Class Z	1,014.121	296.700

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE LV, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2010 and 2009
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2008	17,878,869	4,830,459	9,336,195	–	324,532	32,370,055

Subscriptions	3,642,287	963,064	2,605,526	2,000,000	50,000	9,260,877

Net Loss	(534,640)	(122,745)	(223,912)	(42,025)	(7,978)	(931,300)

Redemptions	(1,439,096)	(781,613)	(2,535,046)	–	–	(4,755,755)

Partners’ Capital,
March 31, 2009	19,547,420	4,889,165	9,182,763	1,957,975	366,554	35,943,877

Partners’ Capital,
December 31, 2009	39,684,890	8,492,803	16,633,598	12,265,562	1,069,141	78,145,994

Subscriptions	3,882,275	1,024,008	1,686,754	65,000	170,000	6,828,037

Net Income	331,694	89,469	135,379	114,075	16,913	687,530

Redemptions	(1,462,535)	–	(929,377)	–	–	(2,391,912)

Partners’ Capital,
March 31, 2010	42,436,324	9,606,280	17,526,354	12,444,637	1,256,054	83,269,649

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2008	15,963.975	4,282.849	8,219.736	–	281.733	28,748.293

Subscriptions	3,260.099	858.969	2,300.259	1,759.015	43.453	8,221.795

Redemptions	(1,297.651)	(695.148)	(2,237.337)	–	–	(4,230.136)

Ending Units,
March 31, 2009	17,926.423	4,446.670	8,282.658	1,759.015	325.186	32,739.952

Beginning Units,
December 31, 2009	37,990.609	8,032.706	15,543.827	11,394.809	975.295	73,937.246

Subscriptions	3,820.934	986.284	1,598.790	59.828	157.826	6,623.662

Redemptions	(1,435.582)	–	(905.323)	–	–	(2,340.905)

Ending Units,
March 31, 2010	40,375.961	9,018.990	16,237.294	11,454.637	1,133.121	78,220.003

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE LV, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarters Ended March 31,

	2010	2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	687,530	(931,300)
Adjustments to reconcile net income (loss):
Purchase of Investments in Affiliated Trading Companies	(3,859,059)	(5,764,044)
Net change in unrealized appreciation (depreciation) on investments	(1,251,785)	668,918

Decrease in operating assets:
Receivable from Affiliated Trading Companies	–	2,540,032

Decrease in operating liabilities:
Payable to Affiliated Trading Companies	(163,225)	–

Net cash used for operating activities	(4,586,539)	(3,486,394)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	7,565,430	9,260,877
Cash paid for redemptions of Units	(2,978,891)	(5,774,483)

Net cash provided by financing activities	4,586,539	3,486,394

Net change in cash	–	–
Cash at beginning of period	–	–
Cash at end of period	–	–

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Transfer of partners’ capital from Class A into Class B	–	$ 197,583

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Managed Futures Profile LV, L.P. (“Profile LV” or the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

1.  Organization
Managed Futures Profile  LV, L.P. was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments of the Trading Companies) through its investments in affiliated trading companies (each a “Trading Company”, or collectively the “Trading Companies”).  Profile LV is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of Profile LV, Managed Futures Profile MV, L.P., and Managed Futures Profile HV, L.P. (collectively, the “Profile Series”).

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement.  The primary commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated (“MS&Co.”), except that Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”), uses Newedge Financial Inc. (“Newedge”) as its primary commodity broker.  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (except for Kaiser I, LLC, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparties are MS&Co. and/or Morgan Stanley Capital Group Inc. ("MSCG") to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I, LLC).

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Operations.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at March 31, 2010, are as follows:

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Trading Company	Trading Advisor

Morgan Stanley Smith Barney Augustus I, LLC	Augustus Asset Managers Limited
(“Augustus I, LLC”)	(“Augustus”)
Morgan Stanley Smith Barney Chesapeake Diversified I, LLC
(“Chesapeake I, LLC”)	Chesapeake Capital Corporation
Morgan Stanley Smith Barney DKR Fusion I, LLC
(“DKR I, LLC”)	DKR Fusion Management L.P.
Morgan Stanley Smith Barney GLC I, LLC
(“GLC I, LLC”)	GLC Ltd. (“GLC”)
Kaiser I, LLC	Kaiser Trading Group Pty. Ltd.
Morgan Stanley Smith Barney Rotella I, LLC
(“Rotella I, LLC”)	Rotella Capital Management, Inc. (“Rotella”)
Morgan Stanley Smith Barney TT II, LLC
(“TT II, LLC”)	Transtrend B.V.

Demeter Management LLC (“Demeter”), the general partner of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB”).  MSSB is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

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

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

-  9 -

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership pays monthly administrative fees and general partner fees to Demeter.  The Partnership pays to Morgan Stanley Smith Barney LLC, the principal subsidiary of MSSB, placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partners’ Units as of the beginning of each month.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss)  from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined.  If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated.  The fair value of off-exchange-traded contracts is based on the fair value quoted by the counterparty.

The Trading Companies’ contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Trading Companies account for their derivative investments as required by the Derivatives and Hedging as required by the FASB Accounting Standards Codification (“ASC” or the “Codification”).   A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment provisions;
2)	Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors; and
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forwards, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk.  Market risk is dependent upon changes in the level or

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

5.  Fair Value Measurements and Disclosures
Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

March 31, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in Kaiser I, LLC	–	17,838,325	n/a	17,838,325
Investment in TT II, LLC	–	16,537,934	n/a	16,537,934
Investment in DKR I, LLC	–	12,796,256	n/a	12,796,256
Investment in Rotella I, LLC	–	12,202,565	n/a	12,202,565
Investment in Chesapeake I, LLC	–	10,787,266	n/a	10,787,266
Investment in Augustus I, LLC	–	6,558,008	n/a	6,558,008
Investment in GLC I, LLC	–	6,347,029	n/a	6,347,029

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in Kaiser I, LLC	–	17,199,089	n/a	17,199,089
Investment in TT II, LLC	–	14,636,069	n/a	14,636,069
Investment in DKR I, LLC	–	12,093,464	n/a	12,093,464
Investment in Rotella I, LLC	–	11,647,262	n/a	11,647,262
Investment in Chesapeake I, LLC	–	10,260,689	n/a	10,260,689
Investment in GLC I, LLC	–	6,092,966	n/a	6,092,966
Investment in Augustus I, LLC	–	6,027,000	n/a	6,027,000

The Partnership’s assets identified as “Investments in Affiliated Trading Companies” reflected on the Statements of Financial Condition represents the Partnership’s pro rata share of each Trading Company’s net asset value.  The net assets of each Trading Company is equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue discount, and the fair value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

At March 31, 2010, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 21.47%; TT II, LLC 19.91%; DKR I, LLC 15.40%; Rotella I, LLC 14.69%; Chesapeake I, LLC 12.99%; Augustus I, LLC 7.90%, and GLC I, LLC 7.64% of Profile LV’s Partners’ Capital, respectively.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2009, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 22.06%; TT II, LLC 18.78%; DKR I, LLC 15.51%; Rotella I, LLC 14.94%; Chesapeake I, LLC 13.16%; Augustus I, LLC 7.73%, and GLC I, LLC 7.82% of Profile LV’s Partners’ Capital, respectively.

The tables below represent summarized Income Statement information for the Partnership’s Investment in the Trading Companies for the three months ended March 31, 2010 and 2009, respectively, in accordance with Rule   3-09 of Regulation S-X, as follows:

March 31, 2010	Investment Income	Net Investment Loss	Total Trading Results	Net Income(Loss)
	$	$	$	$
Augustus I, LLC	(550)	277,413	1,013,039	735,626
Kaiser I, LLC	–	294,852	(271,941)	(566,793)
TT II, LLC	(2,755)	285,304	3,205,130	2,919,826

March 31, 2009	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
DKR I, LLC	777	51,249	(146,520)	197,769
TT II, LLC	2,257	249,202	(766,712)	1,015,914
Kaiser I, LLC	3,306	246,069	(315,914)	561,983

6.  Other Pronouncements
(a) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued accounting guidance to establish the FASB Codification.  ASC established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for Securities and

-  16 -

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and was effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(b)  Fair Value Measurements
In April 2009, the FASB issued additional guidance relating to Fair Value Measurements for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  It was effective for the interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on the Partnership’s financial statements.

(c)  Financial Instruments
In April 2009, the FASB issued new guidance that requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  This guidance was effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(d)  Subsequent Events

In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standard Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements, which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

(e)  Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In September 2009, the FASB issued updated guidance on Fair Value Measurement and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share or its equivalent.  The updated guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the updated guidance on the basis of the net asset value per share of the investment or its equivalent.  Additionally, the updated guidance requires disclosures by major category of investment about the attributes of the investments within the scope of these amendments, such as the nature of any restrictions on redemptions, any unfunded commitments and the investment strategies of the investees.  The updated guidance was effective for interim and annual periods ending after December 15, 2009.  Management believes that the adoption of this guidance did not have a material impact on the financial statements of the Partnership.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Recent Pronouncements
(a)  Improving Disclosures about Fair Value Measurements
In January 2010, the FASB issued guidance, which, among other things, amends fair value measurements and disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

(b)  Consolidation of Variable Interest Entities
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities.  It contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded.  The amendment is

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

effective for annual periods after November 15, 2009, and interim periods thereafter.  Effective February 25,  2010, the FASB has decided to indefinitely defer the application of this amendment for certain entities.  Management believes that the Partnership meets the criteria for the indefinite deferral of the application of this guidance.

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

The Trading Companies investment in Futures Interests may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits”.  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Trading Companies from promptly liquidating their futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three month periods ended March 31,

2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 20 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Operations as “Net change in unrealized gain (loss)” for open contracts, and recorded as “Realized trading gain (loss)” when open positions are closed out.  The sum of these amounts constitutes the Trading Company’s trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of the close of business.

For the Quarter Ended March 31, 2010
The Partnership recorded total realized/net change in unrealized appreciation on investments of $1,251,785   and expenses totaling $564,255, resulting in net income of $687,530 for the quarter ended March 31, 2010.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 3/31/10	NAV at 12/31/09

A	$1,051.03	$1,044.60
B	$1,065.12	$1,057.28
C	$1,079.39	$1,070.11
D	$1,086.43	$1,076.41
Z	$1,108.49	$1,096.22

The most significant trading gains of approximately 1.5% were achieved within the currency sector, primarily during February and March, from long positions in the Mexican peso and Canadian dollar versus the U.S. dollar as the value of these currencies moved higher against the U.S. dollar after signs of a global economic recovery caused investors to increase their risk appetite for higher-yielding currencies.  The value of the Canadian dollar also rose relative to the U.S. dollar after Canadian government data showed real Gross Domestic Product increased 0.6% in December.  Additional gains were experienced from short positions in the euro and British pound versus the U.S. dollar as the value of these currencies decreased relative to the U.S. dollar during February amid concerns that Greece’s fiscal struggles might begin to spread to other European nations.  In the global interest rate sector, gains of approximately 1.0% were recorded primarily during January and February from long positions in European and U.S. fixed-income futures. In January, prices increased on concerns that lending restrictions in China and possible reductions in U.S. stimulus measures might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds.  Prices were then pressured higher during February due to the aforementioned worries regarding Greece’s mounting debt burden.  Within the metals markets, gains of approximately 0.6% were achieved primarily during February and March from long futures positions in copper, nickel, aluminum, and zinc as prices rose after China indicated it might boost state reserves of base metals this year.  Furthermore, prices climbed towards the end of March after declining stockpiles boosted investor confidence in global demand for base metals.  Additional gains of approximately 0.4% were experienced in the energy sector, primarily during March, from short positions in natural gas futures as prices fell due to a rising rig count and forecasts for mild weather, which might reduce demand.  A portion of the Partnership’s gains for the quarter was offset by losses of approximately 0.9% incurred within the agricultural markets, primarily during February and March, from long futures positions in sugar as prices dropped amid easing supply concerns following news that production might rise in Brazil, India, and Thailand, three of the world’s largest sugar producers.  Smaller losses were recorded from long futures positions in the soybean complex as prices declined during February after rains improved the yield potential of crops in Brazil and Argentina, two of the world’s largest growers and exporters of soybeans.

For the Quarter Ended March 31, 2009
The Partnership recorded total realized/net change in unrealized depreciation on investments of $668,918 and expenses totaling $262,382, resulting in a net loss of $931,300 for the quarter ended March 31, 2009.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 3/31/09	NAV at 12/31/08

A	$1,090.43	$1,119.95
B	$1,099.51	$1,127.86
C	$1,108.67	$1,135.83
D	$1,113.11	n/a
Z	$1,127.21	$1,151.91

The most significant trading losses of approximately 0.9% were recorded within the currency sector, primarily during February and March, from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan would intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased.  Additional losses were recorded from short positions in the Canadian dollar and British pound versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending, which would include the purchase of $300 billion in longer-term Treasury bonds and buying significant quantities of “toxic assets” from bank balance sheets.  Within the global interest rate sector, losses of approximately 0.4% were incurred primarily during January from long positions in U.S., Australian, and Japanese fixed-income futures as prices dropped following news that debt sales may increase as governments around the world boost spending in an effort to ease the deepening economic slump.  Additional losses of approximately 0.4% were experienced within the agricultural markets, primarily during March, from short futures positions in coffee, sugar, the soybean complex, and corn as prices reversed higher on renewed optimism that government bailouts would possibly help revive the world economy and boost demand for these commodities.  Smaller losses of approximately 0.1% were recorded within the metals sector, primarily during February and March, from short positions in copper and zinc futures as prices rose amid speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 0.3% experienced within the global stock index sector, primarily during February, from short positions in U.S. and European equity index futures as prices declined due to disappointing corporate earnings reports, as well as a lack of clarity regarding U.S. Treasury Secretary Timothy Geithner’s financial rescue plan.  Smaller gains of approximately 0.2% were recorded within the energy markets, primarily during January, from short futures positions in natural gas as prices moved lower amid speculation that the ongoing global economic recession would continue to erode energy demand.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of March 31, 2010 and 2009, Chesapeake I, LLC’s total capitalization was $30,400,195 and $25,811,871, respectively.  The Partnership owned approximately 35% and 25%, respectively, of Chesapeake I, LLC.

Chesapeake I, LLC
	March 31, 2010	March 31, 2009
Primary Market Risk Category	VAR	VAR

Currency	(0.98)%	(0.49)%
Interest Rate	(1.01)	(0.41)
Equity	(3.82)	—
Commodity	(3.76)	(0.34)
Aggregate Value at Risk	(6.95)%	(0.74)%

As of March 31, 2010 and 2009, DKR I, LLC’s total capitalization was $12,796,256 and $7,169,866, respectively.  The Partnership owned 100% and 100%, respectively, of DKR I, LLC.

DKR I, LLC
	March 31, 2010	March 31, 2009
Primary Market Risk Category	VAR	VAR

Currency	(1.39)%	(0.28)%
Interest Rate	(0.75)	(0.33)
Equity	(0.77)	(0.16)
Commodity	(1.10)	(0.54)
Aggregate Value at Risk	(2.19)%	(0.66)%

As of March 31, 2010 and 2009, Kaiser I, LLC’s total capitalization was $42,524,772 and $36,406,492, respectively.  The Partnership owned approximately 42% and 25%, respectively, of Kaiser I, LLC.

Kaiser I, LLC
	March 31, 2010	March 31, 2009
Primary Market Risk Category	VAR	VAR

Currency	(0.24)%	(0.03)%
Interest Rate	(0.49)	(0.25)
Equity	(1.44)	(0.41)
Commodity	(0.18)	(0.05)
Aggregate Value at Risk	(1.40)%	(0.61)%

As of March 31, 2010 and 2009, TT II, LLC’s total capitalization was $42,195,283 and $34,110,650, respectively.  The Partnership owned approximately 39% and 21%, respectively, of TT II, LLC.
TT II, LLC
	March 31, 2010	March 31, 2009
Primary Market Risk Category	VAR	VAR

Currency	(2.29)%	(0.42)%
Interest Rate	(1.15)	(0.32)
Equity	(3.55)	(0.10)
Commodity	(2.11)	(0.32)
Aggregate Value at Risk	(6.84)%	(0.50)%

As of March 31, 2010, Rotella I, LLC’s total capitalization was $18,576,040.  The Partnership owned approximately 66% of Rotella I, LLC.  Effective June 30, 2009, Rotella I, LLC was added as a Trading Company.

Rotella I, LLC
March 31, 2010
Primary Market Risk Category	VAR

Currency	(0.92)%
Interest Rate	(0.56)
Equity	(2.92)
Commodity	(1.44)
Aggregate Value at Risk	(4.69)%

As of March 31, 2010, Augustus I, LLC’s total capitalization was $19,366,756.  The Partnership owned approximately 34% of Augustus I, LLC.  Effective October 1, 2009, Augustus I, LLC was added as a Trading Company.

Augustus I, LLC
March 31, 2010
Primary Market Risk Category	VAR

Currency	(1.69)%
Interest Rate	(0.60)
Aggregate Value at Risk	(1.85)%

As of March 31, 2010, GLC I, LLC’s total capitalization was $18,704,112.  The Partnership owned approximately 34% of GLC I, LLC.   Effective October 1, 2009, GLC I, LLC was added as a Trading Company.

GLC I, LLC
March 31, 2010
Primary Market Risk Category	VAR

Currency	(1.53)%
Interest Rate	(0.88)
Equity	(0.98)
Commodity	–
Aggregate Value at Risk	(1.69)%

As of March 31, 2009, Morgan Stanley Strategic Alternatives, L.L.C.’s (“Strategic Alternatives, L.L.C.”) total capitalization was $33,323,835.  The Partnership owned approximately 19% of Strategic Alternatives, L.L.C.  Effective as of the close of business on September 30, 2009, the Partnership ceased its trading activities in Strategic Alternatives, L.L.C.

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

The tables below supplement the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end periods from April 1, 2009 through March 31, 2010 and from April 1, 2008 through March 31, 2009, respectively.

March 31, 2010
Chesapeake I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.98)%	(0.40)%	(0.70)%
Interest Rate	(1.01)	(0.31)	(0.69)
Equity	(3.82)	(0.09)	(2.76)
Commodity	(3.89)	(1.24)	(2.75)
Aggregate Value at Risk	(7.15)%	(1.19)%	(5.00)%

DKR I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(1.39)%	(0.45)%	(0.96)%
Interest Rate	(0.79)	(0.48)	(0.65)
Equity	(0.77)	(0.17)	(0.45)
Commodity	(2.02)	(1.03)	(1.43)
Aggregate Value at Risk	(2.98)%	(1.37)%	(2.12)%

Kaiser I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.25)%	(0.13)%	(0.20)%
Interest Rate	(0.81)	(0.08)	(0.44)
Equity	(1.44)	(0.26)	(0.68)
Commodity	(0.18)	(0.01)	(0.08)
Aggregate Value at Risk	(1.40)%	(0.51)%	(0.85)%

Augustus I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(1.69)%	–	(0.73)%
Interest Rate	(0.60)	–	(0.22)
Aggregate Value at Risk	(1.85)%	–	(0.78)%

TT II, LLC
Primary Market Risk Category	High	Low	Average

Currency	(2.29)%	(0.95)%	(1.34)%
Interest Rate	(1.15)	(0.43)	(0.90)
Equity	(3.55)	(0.57)	(1.81)
Commodity	(2.11)	(0.80)	(1.27)
Aggregate Value at Risk	(6.84)%	(1.92)%	(3.74)%

Rotella I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(0.95)%	–	(0.62)%
Interest Rate	(0.60)	–	(0.40)
Equity	(4.04)	–	(2.16)
Commodity	(1.63)	–	(0.96)
Aggregate Value at Risk	(5.70)%	–	(3.25)%

GLC I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(1.53)%	–	(0.66)%
Interest Rate	(0.88)	–	(0.26)
Equity	(0.98)	–	(0.40)
Commodity	(0.28)	–	(0.07)
Aggregate Value at Risk	(1.69)%	–	(0.83)%

March 31, 2009
Chesapeake I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.50)%	(0.39)%	(0.45)%
Interest Rate	(0.52)	(0.30)	(0.41)
Equity	(0.20)	–	(0.10)
Commodity	(1.93)	(0.34)	(0.84)
Aggregate Value at Risk	(2.09)%	(0.74)%	(1.16)%

DKR I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(1.30)%	(0.11)%	(0.47)%
Interest Rate	(0.52)	(0.28)	(0.37)
Equity	(0.16)	(0.06)	(0.11)
Commodity	(0.97)	(0.24)	(0.53)
Aggregate Value at Risk	(1.70)%	(0.57)%	(0.90)%

Kaiser I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(0.07)%	–	(0.03)%
Interest Rate	(0.28)	(0.02)	(0.16)
Equity	(0.41)	(0.05)	(0.20)
Commodity	(0.38)	–	(0.12)
Aggregate Value at Risk	(0.61)%	(0.12)%	(0.33)%

Strategic Alternatives, L.L.C.
Primary Market Risk Category	High	Low	Average

Currency	(0.81)%	(0.29)%	(0.59)%
Interest Rate	(0.94)	(0.46)	(0.70)
Equity	(0.60)	(0.05)	(0.27)
Commodity	(0.60)	(0.18)	(0.35)
Aggregate Value at Risk	(1.24)%	(0.61)%	(0.94)%

TT II, LLC

Primary Market Risk Category	High	Low	Average

Currency	(1.45)%	(0.09)%	(0.54)%
Interest Rate	(0.63)	(0.23)	(0.40)
Equity	(0.40)	(0.09)	(0.24)
Commodity	(1.15)	(0.32)	(0.71)
Aggregate Value at Risk	(1.67)%	(0.50)%	(1.05)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership and the Trading Companies, give no indication of the Partnership’s potential “risk of ruin.”

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at March 31, 2010 and 2009, and for the four quarter-end reporting periods from April 1, 2009 through March 31, 2010 and from April 1, 2008 through March 31, 2009, respectively.  VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the

Partnership or the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MS&Co.; as of March 31, 2010, such amount was equal to:
•	approximately 80% of Chesapeake I, LLC’s net assets.
•	approximately 89% of DKR I, LLC’s net assets.
•	approximately 94% of Kaiser I, LLC’s net assets.
•	approximately 91% of Rotella I, LLC’s net assets.
•	approximately 81% of TT II, LLC’s net assets.
•	approximately 97% of Augustus I, LLC’s net assets.
•	approximately 89% of GLC I, LLC’s net assets.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Equity.  The largest market exposure of the Partnership at March 31, 2010, was to the global stock index sector.  Exposure was primarily to equity price risk in the G-7 countries.  The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices.  At March 31, 2010, the Partnership’s primary market exposures were to the DAX (Germany), Nikkei 225 (Japan), S&P 500 (U.S.), FTSE 100 (United Kingdom), NASDAQ 100 (U.S.), Canadian S&P 60 (Canada), SPI 200 (Australia), AEX (The Netherlands), OMX 30 (Sweden), Euro Stoxx 50 (Europe), and Dow Jones Industrials (U.S.) stock indices.  The Partnership is typically exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency.  The second largest market exposure of the Partnership at March 31, 2010, was to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  At March 31, 2010, the Partnership’s major exposures were to the Australian dollar, Japanese yen, Polish zloty, euro, Canadian dollar, Swedish krona, Norwegian krone, British pound, Swiss franc, Hungarian forint, New Zealand dollar, Czech koruna, Turkish lira, Brazilian real, and Russian ruble currency crosses, as well as to outright U.S.

dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Interest Rate.  At March 31, 2010, the Partnership had market exposure to the global interest rate sector.  Exposure was primarily spread across the European, U.S., Australian, Japanese, and Canadian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.  However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia.  Demeter anticipates that the G-7 countries’ and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy.  The third largest market exposure of the Partnership at March 31, 2010, was to the energy sector.  The Partnership’s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.  Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals.  At March 31, 2010, the Partnership had market exposure to the metals sector.  The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, nickel, aluminum, zinc, lead, and tin, as well as precious metals, such as silver, gold, platinum, and palladium.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Soft Commodities and Agriculturals.  At March 31, 2010, the Partnership had market exposure to the markets that comprise these sectors.  Most of the exposure was to the wheat, live cattle, cotton, corn, cocoa, and coffee markets.  Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the primary non-trading risk exposure of the Partnership at March 31, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at March 31, 2010 were in euros, British pounds, and Japanese yen.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Item 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of March 31, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within   the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2010.

Changes in Internal Control over Financial Reporting
There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting .

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through March 31, 2010, was $97,124,292.  The Partnership received $805,000 in consideration from the sale of Units to Demeter.

Item 6.  EXHIBITS
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

Managed Futures Profile LV, L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

May 14, 2010	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.