Form 10-Q
period 2010-06-30
Managed Futures Profile LV, L.P.
filed 2010-08-13
CIK 1428043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010 or

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

MANAGED FUTURES PROFILE LV, L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2010 and 2009	4

	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5

	Notes to Financial Statements	6-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-46

Item 4.	Controls and Procedures	47

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Securities and Use of Proceeds	48

Item 6.	Exhibits	48

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PROFILE LV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in Kaiser I, LLC	19,611,410	17,199,089
Investment in TT II, LLC	16,872,117	14,636,069
Investment in DKR I, LLC	12,708,696	12,093,464
Investment in Rotella I, LLC	12,539,511	11,647,262
Investment in Chesapeake I, LLC	7,222,509	10,260,689
Investment in Augustus I, LLC	6,544,942	6,027,000
Investment in GLC I, LLC	6,414,542	6,092,966

Total Investments in Affiliated Trading Companies, at fair value (cost $83,622,859 and $77,508,726, respectively)	81,913,727	77,956,539

Subscriptions receivable	1,510,426	3,105,226

Total Assets	83,424,153	81,061,765

LIABILITIES

Payable to Affiliated Trading Companies	718,656	1,876,864
Redemptions payable	591,985	1,038,907

Total Liabilities	1,310,641	2,915,771

PARTNERS’ CAPITAL
Class A (42,224.518 and 37,990.609 Units, respectively)	42,090,086	39,684,890
Class B (9,367.409 and 8,032.706 Units, respectively)	9,474,792	8,492,803
Class C (17,061.872 and 15,543.827 Units, respectively)	17,510,966	16,633,598
Class D* (11,454.637 and 11,394.809 Units, respectively)	11,840,327	12,265,562
Class Z (1,133.121 and 975.295 Units, respectively)	1,197,341	1,069,141

Total Partners’ Capital	82,113,512	78,145,994

Total Liabilities and Partners’ Capital	83,424,153	81,061,765

NET ASSET VALUE PER UNIT
Class A	996.82	1,044.60
Class B	1,011.46	1,057.28
Class C	1,026.32	1,070.11
Class D*	1,033.67	1,076.41
Class Z	1,056.67	1,096.22

* Class D Units were issued beginning on March 1, 2009.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE LV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	315,089	190,097	608,350	330,784
General Partner fees	207,785	128,907	401,352	215,832
Administrative fees	83,114	51,563	160,541	86,333

Total Expenses	605,988	370,567	1,170,243	632,949

NET INVESTMENT LOSS	(605,988)	(370,567)	(1,170,243)	(632,949)

REALIZED/NET CHANGE IN UNREALIZED
APPRECIATION (DEPRECIATION) ON
INVESTMENTS
Realized	(192,470)	645,159	(192,470)	645,159
Net change in unrealized depreciation
on investments	(3,408,730)	(1,287,332)	(2,156,945)	(1,956,250)

Total Realized/Net Change in Unrealized
Depreciation on Investments	(3,601,200)	(642,173)	(2,349,415)	(1,311,091)

NET LOSS	(4,207,188)	(1,012,740)	(3,519,658)	(1,944,040)

NET LOSS ALLOCATION
Class A	(2,219,246)	(528,175)	(1,887,552)	(1,062,815)
Class B	(494,421)	(127,656)	(404,952)	(250,401)
Class C	(830,498)	(225,229)	(695,119)	(449,141)
Class D	(604,310)	(123,204)	(490,235)	(165,229)
Class Z	(58,713)	(8,476)	(41,800)	(16,454)

NET LOSS PER UNIT *
Class A	(54.21)	(22.28)	(47.78)	(51.60)
Class B	(53.66)	(22.69)	(45.82)	(49.36)
Class C	(53.07)	(20.93)	(43.79)	(47.47)
Class D	(52.76)	(14.99)	(42.74)	(25.12)
Class Z	(51.82)	(17.23)	(39.55)	(41.66)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	40,804.347	23,701.385	39,876.061	20,595.353
Class B	9,119.600	5,626.880	8,725.704	5,072.478
Class C	16,356.890	10,760.311	15,893.739	9,461.409
Class D	11,454.637	8,218.174	11,424.888	6,576.912
Class Z	1,133.121	492.071	1,073.950	394.925

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE LV, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2009	39,684,890	8,492,803	16,633,598	12,265,562	1,069,141	78,145,994

Subscriptions	6,860,593	1,899,240	3,766,753	65,000	170,000	12,761,586

Net Loss	(1,887,552)	(404,952)	(695,119)	(490,235)	(41,800)	(3,519,658)

Redemptions	(2,567,845)	(512,299)	(2,194,266)	–	–	(5,274,410)

Partners’ Capital,
June 30, 2010	42,090,086	9,474,792	17,510,966	11,840,327	1,197,341	82,113,512

Partners’ Capital,
December 31, 2008	17,878,869	4,830,459	9,336,195	–	324,532	32,370,055

Subscriptions	15,558,407	3,116,442	7,385,319	12,618,356	365,000	39,043,524

Net Loss	(1,062,815)	(250,401)	(449,141)	(165,229)	(16,454)	(1,944,040)

Redemptions	(2,228,176)	(911,635)	(3,664,907)	–	–	(6,804,718)

Partners’ Capital,
June 30, 2009	30,146,285	6,784,865	12,607,466	12,453,127	673,078	62,664,821

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2009	37,990.609	8,032.706	15,543.827	11,394.809	975.295	73,937.246

Subscriptions	6,752.403	1,838.676	3,607.044	59.828	157.826	12,415.777

Redemptions	(2,518.494)	(503.973)	(2,088.999)	–	–	(5,111.466)

Ending Units,
June 30, 2010	42,224.518	9,367.409	17,061.872	11,454.637	1,133.121	81,241.557

Beginning Units,
December 31, 2008	15,963.975	4,282.849	8,219.736	–	281.733	28,748.293

Subscriptions	14,312.258	2,829.888	6,632.316	11,394.809	325.294	35,494.565

Redemptions	(2,029.307)	(815.820)	(3,262.561)	–	–	(6,107.688)

Ending Units,
June 30, 2009	28,246.926	6,296.917	11,589.491	11,394.809	607.027	58,135.170

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE LV, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2010	2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(3,519,658)	(1,944,040)
Adjustments to reconcile net loss:
Purchase of Investments in Affiliated Trading Companies	(8,343,790)	(38,221,173)
Proceeds from sale of Investments in Affiliated Trading Companies	2,037,187	5,469,513
Realized	192,470	(645,159)
Net change in unrealized depreciation on investments	2,156,945	1,956,250

Decrease in operating assets:
Receivable from Affiliated Trading Companies	—	2,540,032

Increase (decrease) in operating liabilities:
Payable to Affiliated Trading Companies	(1,158,208)	4,825,723

Net cash used for operating activities	(8,635,054)	(26,018,854)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	14,356,386	33,640,241
Cash paid for redemptions of Units	(5,721,332)	(7,621,387)

Net cash provided by financing activities	8,635,054	26,018,854

Net change in cash	–	–
Cash at beginning of period	–	–
Cash at end of period	–	–

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement.  The non-clearing commodity broker for the Trading Companies is Morgan Stanley Smith Barney LLC (“MSSB”) as of May 1, 2010.  The clearing commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated (“MS&Co.”), except that Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”) uses Newedge USA, LLC (formerly, Newedge Financial Inc.) (“Newedge”) as its primary commodity broker.  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s clearing commodity broker to the extent it trades on the London Metal Exchange (except for Kaiser I, LLC, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparties are MS&Co. and/or Morgan Stanley Capital Group Inc. ("MSCG") to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I, LLC).

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Operations.  The Partnership

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The
Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at June 30, 2010, are as follows:

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

Demeter Management LLC (“Demeter”), the general partner of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Demeter may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Units of limited partnership interest (“Units”) of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership (each a “Class” and collectively the “Classes”).  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Demeter received Class Z Units with respect to its investment in the Partnership.

Demeter is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement.  In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Demeter’s sole discretion.  Class Z Unit holders are not subject to paying the ongoing placement agent fee.

2.  Related Party Transactions
The cash held by each Trading Company is on deposit with MS&Co., MSIP, and MSSB in futures interest trading accounts to meet margin requirements as needed.  MSSB pays each Trading Company at each month end interest income on 100% of its average daily funds held at MSSB.  Assets deposited with MS&Co. as margin are credited with interest income at a rate approximately equivalent to what MS&Co. pays or charges other customers on such assets deposited as margin.  Assets not deposited as margin with MS&Co. are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero.  For purposes of such interest payments, net assets do not include monies owed to the Trading Companies on Futures Interests. MS&Co. and MSSB will retain any excess interest not paid to each Trading Company.

-  9 -

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership pays monthly administrative fees and general partner fees to Demeter.  The Partnership pays to MSSB, the principal subsidiary of MSSBH, ongoing placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partners’ Units as of the beginning of each month.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The Trading Companies’ contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Trading Companies account for their derivative investments as required by the Derivatives and Hedging as required by the FASB Accounting Standards Codification (“ASC” or the “Codification”).   A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more underlyings and b) notional amounts or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)	Terms that require or permit net settlement.

Generally, derivatives include futures, forwards, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

June 30, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in Kaiser I, LLC	–	19,611,410	n/a	19,611,410
Investment in TT II, LLC	–	16,872,117	n/a	16,872,117
Investment in DKR I, LLC	–	12,708,696	n/a	12,708,696
Investment in Rotella I, LLC	–	12,539,511	n/a	12,539,511
Investment in Chesapeake I, LLC	–	7,222,509	n/a	7,222,509
Investment in Augustus I, LLC	–	6,544,942	n/a	6,544,942
Investment in GLC I, LLC	–	6,414,542	n/a	6,414,542

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in Kaiser I, LLC	–	17,199,089	n/a	17,199,089
Investment in TT II, LLC	–	14,636,069	n/a	14,636,069
Investment in DKR I, LLC	–	12,093,464	n/a	12,093,464
Investment in Rotella I, LLC	–	11,647,262	n/a	11,647,262
Investment in Chesapeake I, LLC	–	10,260,689	n/a	10,260,689
Investment in GLC I, LLC	–	6,092,966	n/a	6,092,966
Investment in Augustus I, LLC	–	6,027,000	n/a	6,027,000

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

At June 30, 2010, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 23.88%; TT II, LLC 20.55%; DKR I, LLC 15.48%; Rotella I, LLC 15.27%; Chesapeake I, LLC 8.80%; Augustus I, LLC 7.97%, and GLC I, LLC 7.81% of Profile LV’s Partners’ Capital, respectively.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2009, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 22.01%; TT II, LLC 18.73%; DKR I, LLC 15.48%; Rotella I, LLC 14.90%; Chesapeake I, LLC 13.13%; Augustus I, LLC 7.71%; and GLC I, LLC 7.80% of Profile LV’s Partners’ Capital, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2010 and 2009, respectively, in accordance with Rule   3-09 of Regulation S-X, as follows:

For the Three Months Ended June 30, 2010	Investment Income/(Loss)	Net Investment (Loss)	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Chesapeake I, LLC	(10,242)	(198,680)	(5,087,762)	(5,286,442)
Kaiser I, LLC	218	(287,992)	2,365,060	2,077,068
TT II, LLC	822	(289,991)	(1,109,594)	(1,399,585)

For the Six Months Ended June 30, 2010	Investment Income/(Loss)	Net Investment (Loss)	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Chesapeake I, LLC	(21,724)	(424,038)	(4,766,347)	(5,190,385)
Kaiser I, LLC	218	(582,844)	2,093,119	1,510,275
TT II, LLC	(1,933)	(575,295)	2,095,536	1,520,241

For the Three Months Ended June 30, 2009	Investment Income	Net Investment (Loss)	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Chesapeake I, LLC	–	(177,274)	(1,966,591)	(2,143,865)
Kaiser I, LLC	623	(260,421)	115,591	(144,830)

-  16 -

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009	Investment Income	Net Investment (Loss)	Total Trading Results	Net (Loss)
	$	$	$	$
Chesapeake I, LLC	11,503	(332,206)	(2,170,969)	(2,503,175)
Kaiser I, LLC	3,929	(506,490)	(200,323)	(706,813)

6.  Other Pronouncements
(a) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued accounting guidance to establish the FASB Codification.  ASC established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(b)  Fair Value Measurements
In April 2009, the FASB issued additional guidance relating to Fair Value Measurements for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  It is effective for the interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on the Partnership’s financial statements.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(c)  Financial Instruments
In April 2009, the FASB issued new guidance that requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  This guidance is effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

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

(e)  Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In September 2009, the FASB issued updated guidance on Fair Value Measurement and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share or its equivalent.  The updated guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the updated guidance on the basis of the net asset value per share

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of the investment or its equivalent.  Additionally, the updated guidance requires disclosures by major category of investment about the attributes of the investments within the scope of these amendments, such as the nature of any restrictions on redemptions, any unfunded commitments and the investment strategies of the investees.  The updated guidance is effective for interim and annual periods ending after December 15, 2009.  Management believes that the adoption of this guidance did not have a material impact on the financial statements of the Partnership.

(f)  Improving Disclosures about Fair Value Measurements
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

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

(g)  Consolidation of Variable Interest Entities
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities.  It contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded.  The amendment is effective for annual periods after November 15, 2009, and interim periods thereafter.  Effective February 25,  2010, the FASB has decided to indefinitely defer the application of this amendment for certain entities.  Management believes that the Partnership meets the criteria for the indefinite deferral of the application of this guidance.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June

30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 20 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Operations as “Net change in unrealized gain (loss)” for open contracts, and recorded as “Realized trading gain (loss)” when open positions are closed out.  The sum of these amounts constitutes the Trading Company’s trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) of the business day.

For the Three and Six Months Ended June 30, 2010
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(3,601,200) and expenses totaling $605,988, resulting in a net loss of $4,207,188 for the three months ended June 30, 2010.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/10	NAV at 3/31/10

A	$996.82	$1,051.03
B	$1,011.46	$1,065.12
C	$1,026.32	$1,079.39
D	$1,033.67	$1,086.43
Z	$1,056.67	$1,108.49

The most significant trading losses of approximately 2.2% were recorded in the global stock index sector, primarily during May and June, from long positions in European and Pacific Rim equity index futures. Equity prices declined in May on growing concerns that Greece’s sovereign debt crisis might begin to spread throughout Europe.  Additionally, prices continued to fall throughout May due to uncertainty regarding policy actions in Europe and the impact on global economic growth.  During June, equity prices dropped during the second half of the month on concerns regarding weakening growth in China and a slump in U.S. consumer confidence.  Within the energy markets, losses of approximately 2.0% were incurred primarily during May and June from long futures positions in crude oil and its related products as prices decreased amid worries that Europe’s debt troubles might impede global energy demand.  Meanwhile, short positions in natural gas futures resulted in losses as prices reversed higher during the first half of May after a U.S. government report showed that stockpiles grew less than forecast.  Natural gas futures prices then moved higher in June due to higher-than-normal temperatures in the Eastern U.S. and forecasts for an active hurricane season.  In the currency sector, losses of approximately 1.9% were experienced primarily during May and June from long positions in the Australian dollar, Canadian dollar, and Mexican peso versus the U.S. dollar as the value of these currencies reversed lower against the U.S. dollar after growing concerns regarding the European debt crisis reduced demand for higher-yielding currency assets.  Additional losses of approximately 0.7% were recorded within the metals markets, primarily during May, from long futures positions in aluminum, copper, nickel, and zinc as prices fell after credit-rating downgrades of Greece and

Portugal threatened to undermine economic growth, thereby eroding demand for base metals.  Smaller losses of approximately 0.7% were incurred in the agricultural sector, primarily during May and June, from short positions in corn futures as prices reversed higher following news that U.S. farmers planted fewer acres than they had planned.  Elsewhere in this sector, short positions in wheat futures resulted in losses as prices rose in June on supply concerns after wet weather disrupted harvesting in the U.S. Midwest and Great Plains.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 3.8% achieved within the global interest sector throughout the majority of the quarter from long positions in U.S., European, and Japanese fixed-income futures as prices trended higher due to an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(2,349,415) and expenses totaling $1,170,243, resulting in a net loss of $3,519,658 for the six months ended June 30, 2010.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/10	NAV at 12/31/09

A	$996.82	$1,044.60
B	$1,011.46	$1,057.28
C	$1,026.32	$1,070.11
D	$1,033.67	$1,076.41
Z	$1,056.67	$1,096.22

The most significant trading losses of approximately 2.0% were experienced in the global stock index sector, primarily during January, May, and June, from long positions in U.S., European, and Pacific Rim equity index futures.  During January, global equity prices reversed sharply lower amid disappointing U.S. corporate earnings reports, concerns regarding U.S. President Barack Obama’s proposed limits on risk-taking by banks, and speculation that China might raise interest rates.  Later in January, global equity prices continued to fall on mounting concerns over sovereign debt defaults from a number of European countries, most notably Greece, Portugal, and Spain.  Additional losses were recorded in these markets during May as prices once again reversed lower on growing concerns that Greece’s sovereign debt crisis might begin to spread throughout Europe.  Prices then continued to fall throughout May due to uncertainty regarding policy actions in Europe and the impact on global economic growth.  Global equity prices dropped further during the second half of June on concerns regarding weakening growth in China and a slump in U.S. consumer confidence.  Within the energy markets, losses of approximately 1.7% were incurred primarily during January, May, and June from long futures positions in crude oil and its related products.  During January, prices in these markets declined due to reports of increased U.S. inventories, as well as on speculation that China’s economic activity and energy demand may ease.  Prices also dropped during May and June amid worries that Europe’s aforementioned debt troubles might weaken global energy demand.  In the agricultural sector, losses of approximately 1.6% were experienced primarily during February and March from long futures positions in sugar as prices reversed lower amid easing supply concerns following news that production might rise in Brazil, India, and Thailand, three of the world’s largest sugar producers.  Elsewhere in the agricultural complex, short positions in corn futures resulted in losses as prices reversed higher following news that U.S. farmers planted fewer acres than they had planned.  Smaller losses were recorded from short futures positions in wheat as prices rose in June on supply concerns after wet weather disrupted harvesting in the U.S. Midwest and Great Plains.  Within the currency sector, losses of approximately 0.4% were incurred primarily during January, May, and June from long positions in the Australian dollar, Canadian dollar, and Norwegian krona versus the U.S. dollar.  During January, the value of the U.S. dollar rose relative to these currencies after a drop in the global equity markets diminished demand for riskier assets, thereby causing the U.S. dollar to benefit as a “safe haven” currency.  The value of these currencies then moved lower against the U.S. dollar during May and June after growing concerns regarding the European debt crisis reduced demand for higher-yielding currency assets.  Additional losses of approximately 0.2% were experienced in the metals markets, primarily during January and May, from long positions in aluminum, copper, and zinc futures.  During January, prices dropped amid a rise in the value of the U.S. dollar, as well as on speculation that demand for base metals might wane.  Further losses were experienced in May as prices were pressured lower after credit-rating downgrades of Greece and Portugal threatened to undermine economic growth, which eroded demand for base metals.  A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 4.8% achieved within the global interest rate sector throughout the majority of the first six months of 2010 from long positions in U.S. European, and Japanese fixed-income futures.  Prices in this sector increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds.  Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis.

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(642,173) and expenses totaling $370,567, resulting in a net loss of $1,012,740 for the three months ended June 30, 2009.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/09	NAV at 3/31/09

A	$1,067.24	$1,090.43
B	$1,077.49	$1,099.51
C	$1,087.84	$1,108.67
D	$1,092.88	$1,113.11
Z	$1,108.81	$1,127.21

The most significant trading losses of approximately 1.4% were incurred within the global interest rate sector throughout a majority of the quarter from long positions in U.S. and European fixed-income futures as prices reversed lower in April after a pledge from Group of 20 (“G-20”) leaders to support the global economy sapped demand for the “safe haven” of government bonds.  Additional losses were recorded during June from long positions in short-term U.S., European, and Australian fixed-income futures as prices declined amid rising investor confidence.  Within the energy markets, losses of approximately 0.3% were experienced primarily during May and June from short futures positions in crude oil and its related products as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand.  Within the metals markets, losses of approximately 0.1% were incurred primarily during April and June from short positions in aluminum futures as prices increased on sentiment that efforts by the Chinese government to revive that nation’s economy might boost demand for base metals.  Smaller losses were recorded from long positions in silver futures as prices dropped in June due to a sharp rise in the value of the U.S. dollar.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 0.6% experienced within the agricultural markets, primarily during April and May, from long futures positions in sugar as prices moved higher after the U.S. Department of Agriculture indicated that global output might fall more than previously forecast.  Additional gains were recorded from long futures positions in soybeans and soybean meal as prices increased during May amid news of record imports from China.  Within the global stock index sector, gains of approximately 0.5% were recorded throughout a majority of the quarter from long positions in U.S. and Pacific Rim equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.  Smaller gains of approximately 0.1% were experienced within the currency sector, primarily during May, from long positions in the Australian dollar,

Canadian dollar, British pound, and South African rand versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Meanwhile, the value of the Australian dollar, Canadian dollar, and South African rand increased during May in the wake of rising commodity prices.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(1,311,091)   and expenses totaling $632,949, resulting in a net loss of $1,944,040 for the six months ended June 30, 2009.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/09	NAV at 12/31/08

A	$1,067.24	$1,119.95
B	$1,077.49	$1,127.86
C	$1,087.84	$1,135.83
D	$1,092.88	n/a
Z	$1,108.81	$1,151.91

The most significant trading losses of approximately 1.8% were incurred within the global interest rate sector, primarily during January, from long positions in U.S., Australian, and Japanese fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  During the second quarter, long positions in U.S. and European interest-rate futures resulted in additional losses as prices moved lower during April after a pledge from G-20 leaders to support the global economy sapped demand for the “safe haven” of government bonds.  Further losses were recorded during June from long positions in short-term U.S., European, and Australian fixed-income futures as prices declined amid rising investor confidence.  Within the currency sector, losses of approximately 0.8% were experienced primarily during February and March from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan would intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased.  Additional losses were incurred during February, March, and April from short positions in the Swiss franc and euro versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending.  The value of the U.S. dollar was also pressured lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  During June, further losses were recorded from newly established long positions in the Japanese yen, Swiss franc, and euro versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates following news that U.S. payrolls fell less-than- expected in May.  Within the metals markets, losses of approximately 0.2% were experienced primarily during March, April, and June from short futures positions in aluminum and copper as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals.  Additional losses were incurred during June from long positions in silver futures as prices reversed lower due to a rise in the value of the U.S. dollar.  Smaller losses of approximately 0.1% were recorded within the energy markets, primarily during March, May, and June, from short futures positions in crude oil and its related products as prices increased on optimism that a possible rebound in global economic growth might boost energy demand.  A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 0.8% experienced within the global stock index sector, primarily during February, from short positions in European and U.S. equity index futures as prices declined amid weak corporate earnings reports and concerns that the global economy might continue to deteriorate.  Additional gains were recorded throughout a majority of the second quarter from newly established long positions in U.S. and Pacific Rim equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.  Smaller gains of approximately 0.3% were experienced within the agricultural markets, primarily during the second quarter, from long positions in sugar futures as prices moved higher after the U.S. Department of Agriculture indicated that global output might fall more than previously forecast.  Lastly, gains were recorded from long futures positions in soybeans and soybean meal as prices increased during May following news of record imports from China.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of June 30, 2010 and 2009, Chesapeake I, LLC’s total capitalization was $18,323,005 and $26,532,071, respectively.  The Partnership owned approximately 39% and 29%, respectively, of Chesapeake I, LLC.

Chesapeake I, LLC
	June 30, 2010	June 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.49)%	(0.40)%
Interest Rate	(1.39)	(0.31)
Equity	(2.15)	(0.09)
Commodity	(2.25)	(1.24)
Aggregate Value at Risk	(2.88)%	(1.19)%

As of June 30, 2010 and 2009, DKR I, LLC’s total capitalization was $12,708,696 and $9,377,205, respectively.  The Partnership owned 100% and 100%, respectively, of DKR I, LLC.

DKR I, LLC
	June 30, 2010	June 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.61)%	(0.45)%
Interest Rate	(1.16)	(0.48)
Equity	(0.47)	(0.17)
Commodity	(0.47)	(1.58)
Aggregate Value at Risk	(1.56)%	(1.92)%

As of June 30, 2010 and 2009, Kaiser I, LLC’s total capitalization was $44,720,349 and $40,468,072, respectively.  The Partnership owned approximately 44% and 35%, respectively, of Kaiser I, LLC.

Kaiser I, LLC
	June 30, 2010	June 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.20)%	(0.25)%
Interest Rate	(0.76)	(0.37)
Equity	(0.27)	(0.26)
Commodity	(0.19)	(0.07)
Aggregate Value at Risk	(1.00)%	(0.69)%

As of June 30, 2010 and 2009, TT II, LLC’s total capitalization was $41,047,561 and $38,905,204, respectively.  The Partnership owned approximately 41% and 32%, respectively, of TT II, LLC.
TT II, LLC
	June 30, 2010	June 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.67)%	(0.95)%
Interest Rate	(0.91)	(0.95)
Equity	(0.25)	(0.57)
Commodity	(0.53)	(0.80)
Aggregate Value at Risk	(1.03)%	(2.54)%

As of June 30, 2010 and 2009, Rotella I, LLC’s total capitalization was $19,760,198 and $16,766,549, respectively.  The Partnership owned approximately 63%  and 56%, respectively, of Rotella I, LLC.

Rotella I, LLC
June 30, 2010
Primary Market Risk Category	VaR

Currency	(0.55)%
Interest Rate	(0.92)
Equity	(0.62)
Commodity	(0.38)
Aggregate Value at Risk	(1.27)%

As of June 30, 2010, Augustus I, LLC’s total capitalization was $18,386,161.  The Partnership owned approximately 36% of Augustus I, LLC.  Effective October 1, 2009, Augustus I, LLC was added as a Trading Company.

Augustus I, LLC
June 30, 2010
Primary Market Risk Category	VaR

Currency	(1.07)%
Interest Rate	(0.71)
Aggregate Value at Risk	(1.57)%

As of June 30, 2010, GLC I, LLC’s total capitalization was 18,015,327.  The Partnership owned approximately 36% of GLC I, LLC.   Effective October 1, 2009, GLC I, LLC was added as a Trading Company.

GLC I, LLC
June 30, 2010
Primary Market Risk Category	VaR

Currency	(0.79)%
Interest Rate	(0.51)
Equity	(0.43)
Aggregate Value at Risk	(1.09)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and from July 1, 2008 through June 30, 2009, respectively.

June 30, 2010
Chesapeake I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.98)%	(0.49)%	(0.72)%
Interest Rate	(1.39)	(0.60)	(0.96)
Equity	(3.82)	(2.15)	(3.28)
Commodity	(3.89)	(2.10)	(3.00)
Aggregate Value at Risk	(7.15)%	(2.88)%	(5.42)%

DKR I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(1.39)%	(0.61)%	(1.00)%
Interest Rate	(1.16)	(0.57)	(0.82)
Equity	(0.77)	(0.23)	(0.52)
Commodity	(2.02)	(0.47)	(1.15)
Aggregate Value at Risk	(2.98)%	(1.37)%	(2.03)%

Kaiser I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.24)%	(0.13)%	(0.19)%
Interest Rate	(0.81)	(0.08)	(0.53)
Equity	(1.44)	(0.27)	(0.68)
Commodity	(0.19)	(0.01)	(0.11)
Aggregate Value at Risk	(1.40)%	(0.51)%	(0.93)%

Augustus I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(1.69)%	–	(1.00)%
Interest Rate	(0.71)	–	(0.40)
Aggregate Value at Risk	(1.85)%	–	(1.17)%

TT II, LLC
Primary Market Risk Category	High	Low	Average

Currency	(2.29)%	(0.67)%	(1.27)%
Interest Rate	(1.15)	(0.43)	(0.89)
Equity	(3.55)	(0.25)	(1.73)
Commodity	(2.11)	(0.53)	(1.20)
Aggregate Value at Risk	(6.84)%	(1.03)%	(3.36)%

Rotella I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(0.95)%	(0.55)%	(0.76)%
Interest Rate	(0.92)	(0.43)	(0.63)
Equity	(4.04)	(0.62)	(2.31)
Commodity	(1.63)	(0.38)	(1.05)
Aggregate Value at Risk	(5.70)%	(1.27)%	(3.57)%

GLC I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(1.53)%	–	(0.86)%
Interest Rate	(0.88)	–	(0.39)
Equity	(0.98)	–	(0.51)
Commodity	(0.28)	–	(0.07)
Aggregate Value at Risk	(1.69)%	–	(1.11)%

June 30, 2009
Chesapeake I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.50)%	(0.39)%	(0.45)%
Interest Rate	(0.52)	(0.30)	(0.38)
Equity	(0.20)	–	(0.07)
Commodity	(1.93)	(0.34)	(1.00)
Aggregate Value at Risk	(2.09)%	(0.74)%	(1.25)%

DKR I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(1.30)%	(0.21)%	(0.56)%
Interest Rate	(0.52)	(0.28)	(0.40)
Equity	(0.17)	(0.06)	(0.14)
Commodity	(1.58)	(0.24)	(0.83)
Aggregate Value at Risk	(1.92)%	(0.66)%	(1.24)%

Kaiser I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(0.25)%	– %	(0.09)%
Interest Rate	(0.37)	(0.11)	(0.25)
Equity	(0.41)	(0.05)	(0.25)
Commodity	(0.38)	–	(0.13)
Aggregate Value at Risk	(0.69)%	(0.12)%	(0.47)%

TT II, LLC

Primary Market Risk Category	High	Low	Average

Currency	(1.45)%	(0.09)%	(0.73)%
Interest Rate	(0.95)	(0.23)	(0.53)
Equity	(0.57)	(0.09)	(0.29)
Commodity	(1.15)	(0.32)	(0.69)
Aggregate Value at Risk	(2.54)%	(0.50)%	(1.38)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at June 30, 2010 and 2009, and for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and from July 1, 2008 through June 30, 2009, respectively.

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

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MSSB; as of June 30, 2010, such amount was equal to:
•	approximately 84% of Chesapeake I, LLC’s net assets.
•	approximately 94% of DKR I, LLC’s net assets.
•	approximately 98% of Kaiser I, LLC’s net assets.
•	approximately 94 % of Rotella I, LLC’s net assets.
•	approximately 94% of TT II, LLC’s net assets.
•	approximately 96% of Augustus I, LLC’s net assets.
•	approximately 94% of GLC I, LLC’s net assets.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.  The largest market exposure of the Partnership at June 30, 2010, was to the global interest rate sector.  Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.  The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada.  However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia.  Demeter anticipates that the G-7 countries’ and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency.  The third largest market exposure of the Partnership at June 30, 2010, was to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  At June 30, 2010, the Partnership’s major exposures were to the Australian dollar, Canadian dollar, New Zealand dollar,

Japanese yen, Swiss franc, euro, Norwegian krone, Swedish krona, British pound, and Polish zloty currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Equity.  At June 30, 2010, the Partnership had market exposure to the global stock index sector.  Exposure was primarily to equity price risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices.  At June 30, 2010, the Partnership’s primary market exposures were to the DAX (Germany), FTSE 100 (United Kingdom), NASDAQ 100 (U.S.), AEX (The Netherlands), S&P Nifty (India), S&P 500 (U.S.), and Dow Jones Industrials (U.S.) stock indices.  The Partnership is typically exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals.  The second largest market exposure of the Partnership at June 30, 2010, was to the markets that comprise these sectors.  Most of the exposure was to the wheat, corn, coffee, cotton, lean hog, soybean meal, and live cattle markets.  Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.  At June 30, 2010, the Partnership had market exposure to the metals sector.  The Partnership's metals exposure was to fluctuations in the price of base metals, such as nickel, copper, zinc, aluminum, and lead, as well as precious metals, such as gold and silver.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Energy.  At June 30, 2010, the Partnership had market exposure to the energy sector.  The Partnership’s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as in natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.  Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at June 30, 2010, were in euros, British pounds, Japanese yen, Australian dollars, Canadian dollars, Swedish kronor, Hong Kong dollars, Hungarian forint, Swiss francs, and South African rand.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Item 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within   the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2010.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners through June 30, 2010, was $102,581,545.  The Partnership received $805,000 in consideration from the sale of Units to Demeter.

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

Managed Futures Profile LV, L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

August 13, 2010	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.