Form 10-Q
period 2010-09-30
Managed Futures Profile LV, L.P.
filed 2010-11-12
CIK 1428043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 or

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
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

522 Fifth Avenue, 13th Floor, New York, NY 10036
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

MANAGED FUTURES PROFILE LV, L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2010 and 2009	4

	Notes to Financial Statements	5-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-48

Item 4.	Controls and Procedures	48-49

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Securities and Use of Proceeds	50

Item 6.	Exhibits	50

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PROFILE LV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in Kaiser I, LLC	16,879,688	17,199,089
Investment in TT II, LLC	15,443,118	14,636,069
Investment in DKR I, LLC	11,492,553	12,093,464
Investment in Rotella I, LLC	10,774,269	11,647,262
Investment in Augustus I, LLC	6,105,419	6,027,000
Investment in GLC I, LLC	5,746,277	6,092,966
Investment in Chesapeake I, LLC	5,387,134	10,260,689

Total Investments in Affiliated Trading Companies, at fair value (cost $71,513,903 and $77,508,726, respectively)	71,828,458	77,956,539

Subscriptions receivable	621,642	3,105,226
Receivable from Affiliated Trading Companies	10,994,997	–

Total Assets	83,445,097	81,061,765

LIABILITIES

Redemptions payable	11,435,058	1,038,907
Payable to Affiliated Trading Companies	–	1,876,864

Total Liabilities	11,435,058	2,915,771

PARTNERS’ CAPITAL
Class A (41,414.182 and 37,990.609 Units, respectively)	42,282,146	39,684,890
Class B (8,454.558 and 8,032.706 Units, respectively)	8,769,454	8,492,803
Class C (17,002.224 and 15,543.827 Units, respectively)	17,916,732	16,633,598
Class D* (1,818.843 and 11,394.809 Units, respectively)	1,931,611	12,265,562
Class Z (1,020.641 and 975.295 Units, respectively)	1,110,096	1,069,141

Total Partners’ Capital	72,010,039	78,145,994

Total Liabilities and Partners’ Capital	83,445,097	81,061,765

NET ASSET VALUE PER UNIT
Class A	1,020.96	1,044.60
Class B	1,037.25	1,057.28
Class C	1,053.79	1,070.11
Class D	1,061.99	1,076.41
Class Z	1,087.64	1,096.22

* Class D Units were issued beginning on March 1, 2009.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE LV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2010	2009	2010	2009
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	308,416	242,955	916,766	573,739
General Partner fees	203,351	164,072	604,703	379,904
Administrative fees	81,340	65,628	241,881	151,961

Total Expenses	593,107	472,655	1,763,350	1,105,604

NET INVESTMENT LOSS	(593,107)	(472,655)	(1,763,350)	(1,105,604)

REALIZED/NET CHANGE IN UNREALIZED
APPRECIATION (DEPRECIATION) ON
INVESTMENTS
Realized	629,169	510,309	436,699	1,155,468
Net change in unrealized appreciation (depreciation) on investments	2,023,687	615,730	(133,258)	(1,340,520)

Total Realized/Net Change in Unrealized
Appreciation (Depreciation) on Investments	2,652,856	1,126,039	303,441	(185,052)

NET INCOME (LOSS)	2,059,749	653,384	(1,459,909)	(1,290,656)

NET INCOME (LOSS) ALLOCATION
Class A	1,000,858	274,323	(886,694)	(788,492)
Class B	220,185	77,514	(184,767)	(172,887)
Class C	480,068	153,854	(215,051)	(295,287)
Class D	324,401	137,009	(165,834)	(28,220)
Class Z	34,237	10,684	(7,563)	(5,770)

NET INCOME (LOSS) PER UNIT *
Class A	24.14	9.22	(23.64)	(33.94)
Class B	25.79	11.24	(20.03)	(30.62)
Class C	27.47	12.55	(16.32)	(28.54)
Class D	28.32	12.02	(14.42)	(3.26)
Class Z	30.97	15.90	(8.58)	(12.01)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	41,919.118	29,760.017	40,564.563	23,234.374
Class B	9,032.802	6,893.817	8,829.195	5,645.630
Class C	17,257.378	12,259.606	16,353.281	10,347.822
Class D	11,454.637	11,394.809	11,434.913	8,648.157
Class Z	1,121.551	671.979	1,089.991	480.363

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE LV, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2009	39,684,890	8,492,803	16,633,598	12,265,562	1,069,141	78,145,994

Subscriptions	8,735,108	2,204,427	4,511,828	65,000	170,000	15,686,363

Net Loss	(886,694)	(184,767)	(215,051)	(165,834)	(7,563)	(1,459,909)

Redemptions	(5,251,158)	(1,743,009)	(3,013,643)	(10,233,117)	(121,482)	(20,362,409)

Partners’ Capital,
September 30, 2010	42,282,146	8,769,454	17,916,732	1,931,611	1,110,096	72,010,039

Partners’ Capital,
December 31, 2008	17,878,869	4,830,459	9,336,195	–	324,532	32,370,055

Subscriptions	21,863,505	4,687,167	9,620,456	12,618,356	701,277	49,490,761

Net Loss	(788,492)	(172,887)	(295,287)	(28,220)	(5,770)	(1,290,656)

Redemptions	(3,250,911)	(911,635)	(3,886,929)	–	–	(8,049,475)

Partners’ Capital,
September 30, 2009	35,702,971	8,433,104	14,774,435	12,590,136	1,020,039	72,520,685

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2009	37,990.609	8,032.706	15,543.827	11,394.809	975.295	73,937.246

Subscriptions	8,632.297	2,136.045	4,341.951	59.828	157.826	15,327.947

Redemptions	(5,208.724)	(1,714.193)	(2,883.554)	(9,635.794)	(112.480)	(19,554.745)

Ending Units,
September 30, 2010	41,414.182	8,454.558	17,002.224	1,818.843	1,020.641	69,710.448

Beginning Units,
December 31, 2008	15,963.975	4,282.849	8,219.736	–	281.733	28,748.293

Subscriptions	20,217.410	4,288.894	8,686.887	11,394.809	626.498	45,214.498

Redemptions	(2,988.696)	(815.820)	(3,464.561)	–	–	(7,269.077)

Ending Units,
September 30, 2009	33,192.689	7,755.923	13,442.062	11,394.809	908.231	66,693.714

The accompanying notes are an integral part of these financial statements.

 MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”).  The non-clearing commodity broker for the Trading Companies is Morgan Stanley Smith Barney LLC (“MSSB”) as of May 1, 2010.  The clearing commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated (“MS&Co.”), except that Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”) uses Newedge USA, LLC (formerly, Newedge Financial Inc.) (“Newedge”) as its primary commodity broker.  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s clearing commodity broker to the extent it trades on the London Metal Exchange (except for Kaiser I, LLC, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparties are MS&Co. and/or Morgan Stanley Capital Group Inc. ("MSCG") to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I, LLC).

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Operations.  The Partnership

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at September 30, 2010, are as follows:

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

-  8 -

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

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

September 30, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in Kaiser I, LLC	–	16,879,688	n/a	16,879,688
Investment in TT II, LLC	–	15,443,118	n/a	15,443,118
Investment in DKR I, LLC	–	11,492,553	n/a	11,492,553
Investment in Rotella I, LLC	–	10,774,269	n/a	10,774,269
Investment in Augustus I, LLC	–	6,105,419	n/a	6,105,419
Investment in GLC I, LLC	–	5,746,277	n/a	5,746,277
Investment in Chesapeake I, LLC	–	5,387,134	n/a	5,387,134

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in Kaiser I, LLC	–	17,199,089	n/a	17,199,089
Investment in TT II, LLC	–	14,636,069	n/a	14,636,069
Investment in DKR I, LLC	–	12,093,464	n/a	12,093,464
Investment in Rotella I, LLC	–	11,647,262	n/a	11,647,262
Investment in Chesapeake I, LLC	–	10,260,689	n/a	10,260,689
Investment in GLC I, LLC	–	6,092,966	n/a	6,092,966
Investment in Augustus I, LLC	–	6,027,000	n/a	6,027,000

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

At September 30, 2010, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 23.44%; TT II, LLC 21.45%; DKR I, LLC 15.96%; Rotella I, LLC 14.96%; Chesapeake I, LLC 7.48%; GLC I, LLC 7.98% and Augustus I, LLC 8.48% of Profile LV’s Partners’ Capital, respectively.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2009, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 22.01%; TT II, LLC 18.73%; DKR I, LLC 15.48%; Rotella I, LLC 14.90%; Chesapeake I, LLC 13.13%; GLC I, LLC 7.80% and Augustus I, LLC 7.71% of Profile LV’s Partners’ Capital, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and nine months ended September 30, 2010 and 2009, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

For the Three Months Ended September 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Kaiser I, LLC	221	(288,671)	84,283	(204,388)
TT II, LLC	(1,038)	(282,144)	3,147,691	2,865,547
DKR Fusion, LLC	147	(160,265)	1,153,045	992,780
Rotella I, LLC	(4,187)	(140,975)	(25,539)	(166,514)
GLC I, LLC	(375)	(98,654)	(351,154)	(449,808)
Chesapeake I, LLC	(18,067)	(142,467)	1,906,981	1,764,514

For the Nine Months Ended September 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Kaiser I, LLC	439	(871,515)	2,177,402	1,305,887
TT II, LLC	(2,971)	(857,439)	5,243,227	4,385,788
DKR Fusion, LLC	(348)	(520,407)	832,141	311,734
Rotella I, LLC	(6,888)	(388,995)	(342,754)	(731,749)
GLC I, LLC	152	(310,651)	(1,951,612)	(2,262,263)
Chesapeake I, LLC	(39,791)	(566,505)	(2,859,366)	(3,425,871)

-  15 -

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended September 30, 2009	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Kaiser I, LLC	635	(268,483)	477,899	209,416
TT II, LLC	27	(270,344)	(1,104,387)	(1,374,731)
DKR I, LLC	–	(142,671)	318,963	176,292

For the Nine Months Ended September 30, 2009	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Kaiser I, LLC	4,627	(774,973)	277,576	(497,397)
TT II, LLC	4,675	(776,221)	(1,587,045)	(2,363,266)
DKR I, LLC	799	(315,047)	640,925	325,878

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

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(d)  Subsequent Events

In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standard Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements, which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent events effective November 5, 2010 and on or about December 1, 2010 is disclosed in the Subsequent Event section on Page 20.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(h)  Statement of Cash Flows
The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

7.  Subsequent Event
Effective November 5, 2010, the Trading Advisor Augustus Asset Managers Limited changed its name to GAM Investment Managers Limited.

In 2009, Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of MS&Co., including Demeter, and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture, MSSBH.  Since their contribution to the joint venture, Demeter and Ceres Managed Futures LLC (“Ceres”), the commodity pool operator for various legacy Citigroup Inc. sponsored commodity pools, have worked closely together to align the operations and management of the commodity pools they oversee.

As a result, MSSBH, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of the limited partners and believes that this combination will achieve the intended benefits of the joint venture.  Ceres will continue to be wholly owned by MSSBH.  The targeted effective date of the combination is on or about December 1, 2010.  Refer to the 8-K filed on September 14, 2010, for additional information.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended

September 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2010
The Partnership recorded total realized/net change in unrealized appreciation on investments of $2,652,856 and expenses totaling $593,107, resulting in net income of $2,059,749 for the three months ended September 30, 2010.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/10	NAV at 6/30/10

A	$1,020.96	$996.82
B	$1,037.25	$1,011.46
C	$1,053.79	$1,026.32
D	$1,061.99	$1,033.67
Z	$1,087.64	$1,056.67

The most significant trading gains of approximately 1.7% were recorded in the global interest rate sector, primarily during July and August. In July, gains were achieved from long positions in U.S. fixed-income futures as prices rose on speculation that the U.S. Federal Reserve might resume purchases of U.S. Treasuries if the economy slows. During August, long positions in European, U.S., and Australian fixed-income futures achieved gains as prices climbed higher due to concern that European governments might struggle to repay their debt, while reports added to evidence that Chinese economic growth might be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economy and spurred demand for the relative “safety” of government bonds. Within the metals markets, gains of approximately 0.9% were experienced primarily during September from long positions in gold and silver futures as prices rose amid increased demand for the precious metals as an alternative investment due to a drop in the value of the U.S. dollar. Additional gains were recorded from long futures positions in copper and aluminum as prices moved higher after industrial output beat analyst estimates in China, the world’s biggest metals user. In the agricultural complex, gains of approximately 0.9% were achieved primarily during September due to long positions in corn futures after prices advanced to the highest level in almost two years as freezing weather threatened crops in China and Canada and a prolonged drought slowed planting in Russia. Additional gains were experienced from long positions in cotton futures as prices increased on signs that global demand might outpace limited supplies. Gains of approximately 0.6% were recorded within the currency markets, primarily during September, from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia might raise interest rates in October. Further gains were achieved from long positions in the Swiss franc, euro, and South African rand versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery, which reduced demand for the U.S. dollar as a “safe haven” currency. Smaller gains of approximately 0.2% were achieved within the energy markets, primarily during August, from short positions in natural gas futures as prices declined after rising U.S. jobless claims fueled concern that energy demand might begin to wane. Furthermore, prices of natural gas futures dropped to an 11-month low after a U.S. Energy Department report showed that U.S. stockpiles rose more than forecast. A portion of the Partnership’s gains for the quarter was offset by losses of approximately 0.5% incurred within the global stock index markets, primarily during July, from short positions in European and U.S. equity index futures as prices were pressured higher amid unexpected growth in Europe’s manufacturing and service industries, rising U.K. retail sales, and positive U.S. corporate earnings reports. Additional losses were recorded during August due to newly established long positions in European, U.S., and Pacific Rim equity index futures as prices fell after the U.S. Federal Reserve said the pace of economic recovery was likely to be “more modest” than forecast and a report revealed U.S. productivity unexpectedly fell in the second quarter.

The Partnership recorded total realized/net change in unrealized appreciation on investments of $303,441 and expenses totaling $1,763,350, resulting in a net loss of $1,459,909 for the nine months ended September 30, 2010.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/10	NAV at 12/31/09

A	$1,020.96	$1,044.60
B	$1,037.25	$1,057.28
C	$1,053.79	$1,070.11
D	$1,061.99	$1,076.41
Z	$1,087.64	$1,096.22

The most significant trading losses of approximately 2.5% were experienced in the global stock index sector, primarily during January, May, July, and August. During January, long positions in U.S., European, and Pacific Rim equity index futures incurred losses as prices reversed sharply lower amid disappointing U.S. corporate earnings reports, concerns regarding U.S. President Barack Obama’s proposed limits on risk-taking by banks, and speculation that China might raise interest rates. Losses were recorded in these markets during May as prices once again moved lower on growing concerns that Greece’s sovereign debt crisis might begin to spread throughout Europe. Prices then continued to fall throughout May due to uncertainty regarding policy actions in Europe and the impact on global economic growth. During July, newly established short positions in European and U.S. equity index futures resulted in losses as prices were pressured higher amid unexpected growth in Europe’s manufacturing and service industries, rising U.K. retail sales, and positive U.S. corporate earnings reports. Additional losses were recorded during August due to newly established long positions in European, U.S., and Pacific Rim equity index futures as prices fell after the U.S. Federal Reserve said the pace of economic recovery was likely to be “more modest” than forecast and a report revealed U.S. productivity unexpectedly fell in the second quarter. Within the energy markets, losses of approximately 1.5% were incurred primarily during January, May, and June from long futures positions in crude oil and its related products. During January, prices in these markets declined due to reports of increased U.S. inventories, as well as on speculation that China’s economic activity and energy demand might ease. Prices also dropped during May and June amid worries that Europe’s aforementioned debt troubles might weaken global energy demand. Additional losses were experienced during July due to short positions in natural gas futures as prices rose after reports showed a smaller-than-forecast inventory increase due to above-average temperatures in the U.S. In the agricultural sector, losses of approximately 0.7% were experienced primarily during February from long positions in sugar futures as prices reversed lower on speculation that Brazil, the world’s largest sugar producer, might increase exports and record high prices might dissuade purchases. Smaller losses were recorded from long futures positions in cocoa as prices fell during May amid news that cocoa processing, an indication of demand, was far below levels of two years ago. A portion of the Partnership’s losses for the first nine months of the year was offset by gains of approximately 6.6% achieved within the global interest from long positions in U.S., European, and Japanese fixed-income futures. Prices in this sector increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments might struggle to repay their debt and Chinese economic growth might be slowing. Within the metals complex, gains of approximately 0.8% were experienced primarily during March from long futures positions in nickel, copper, aluminum, and zinc as prices rose after China indicated it might boost state reserves of base metals this year. During September, long positions in gold and silver futures resulted in gains as prices rose amid increased demand for the precious metals as an alternative investment due to a drop in the value of the U.S. dollar. Additional gains were recorded in September from long futures positions in copper and aluminum as prices moved higher after industrial output beat analyst estimates in China, the world’s biggest metals user. Lastly, gains of approximately 0.2% were achieved within the currency markets, primarily during March, from long positions in the Mexican peso and Canadian dollar versus the U.S. dollar as the value of these currencies moved higher against the U.S. dollar after signs of a continued global economic recovery caused investors to increase their risk appetite for higher-yielding currencies. During September, gains were achieved from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia might raise interest rates in October.

For the Three and Nine Months Ended September 30, 2009
The Partnership recorded total realized/net change in unrealized appreciation on investments of $1,126,039 and expenses totaling $472,655, resulting in net income of $653,384 for the three months ended September 30, 2009.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/09	NAV at 6/30/09

A	$1,075.63	$1,067.24
B	$1,087.31	$1,077.49
C	$1,099.12	$1,087.84
D	$1,104.90	$1,092.88
Z	$1,123.10	$1,108.81

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

Share Class	NAV at 9/30/09	NAV at 12/31/08

A	$1,075.63	$1,119.95
B	$1,087.31	$1,127.86
C	$1,099.12	$1,135.83
D	$1,104.90	n/a
Z	$1,123.10	$1,151.91

The most significant trading losses of approximately 1.9% were incurred within the global interest rate sector, primarily during January, April, May, June, and July.  During January, losses were recorded from long positions in U.S., Australian, and Japanese fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  During the second quarter, long positions in U.S., German, and Australian interest-rate futures resulted in losses as prices moved lower after a pledge from Group of 20 (“G-20”) leaders to support the global economy and rising investor confidence sapped demand for the “safe haven” of government bonds.  Lastly, short positions in U.S. and German fixed-income futures experienced losses during July as prices reversed higher on investor sentiment that the slow pace of the global economic recovery and signs of moderate inflation might lead central banks in these regions to maintain low interest rates in the near term.  Within the energy markets, losses of approximately 1.1% were recorded primarily during March, May, June, July, and September from short futures positions in crude oil and its related products as prices increased on optimism that a rebound in global economic growth might boost energy demand.  Additional losses of approximately 0.4% were incurred within the currency sector, primarily during February, March, April, June, and August.  During February and March, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan would intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased.  Additional losses were incurred during February, March, and April from short positions in the Swiss franc and euro versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing.  During June, further losses were recorded from newly established long positions in the Japanese yen, Swiss franc, and euro versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies following news that U.S. payrolls fell less-than-expected in May.  Lastly, losses were experienced during August from long positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar was pressured higher against the Swiss franc due to a rise in U.S. durable goods orders and news that U.S. new home sales reached a four-and-a-half year high in July.  A portion of the Partnership’s losses for the first nine months of the year was offset by gains of approximately 2.4% recorded within the global stock index sector during February, April, May, June, July, August, and September.  Gains were experienced during February from short positions in European and U.S. equity index futures as prices declined amid weak corporate earnings reports and concerns that the global economy might continue to deteriorate.  During the second quarter, long positions in U.S. and Pacific Rim equity index futures resulted in gains as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion to cushion the global economy from further financial turmoil.  Further gains were recorded during the third quarter from long positions in U.S., European, and Pacific Rim equity index futures as prices moved higher due to positive economic data and increased merger and acquisition activity in the technology sector.  Within the agricultural markets, gains of approximately 1.3% were experienced primarily during April, May,

July, and August from long futures positions in sugar as prices increased during the second quarter after the U.S. Department of Agriculture indicated that global output might fall more than previously forecast.  During July, sugar prices moved sharply higher following reports of damaged crops in India and reduced yields in Brazil.  Prices continued to climb throughout August, reaching a 28-year high, on deepening concerns that  unfavorable weather in producing countries and rising import demand may worsen the global supply shortfall.  Additional gains were recorded from long futures positions in soybeans and soybean meal as prices increased during May following news of record imports from China.  Smaller gains of approximately 0.4% were experienced within the metals sector, primarily during May, July, August, and September, from long positions in gold futures as prices rose amid a decline in the value of the U.S. dollar.

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

The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities.  These factors result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of September 30, 2010 and 2009, Chesapeake I, LLC’s total capitalization was $16,187,319 and $28,474,572, respectively.  The Partnership owned approximately 33% and 32%, respectively, of Chesapeake I, LLC.

Chesapeake I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(1.09)%	(0.54)%
Interest Rate	(2.17)	(0.60)
Equity	(2.98)	(3.51)
Commodity	(6.43)	(2.10)
Aggregate Value at Risk	(7.82)%	(4.71)%

As of September 30, 2010 and 2009, DKR I, LLC’s total capitalization was $11,492,553 and $10,851,878, respectively.  The Partnership owned 100% and 100%, respectively, of DKR I, LLC.

DKR I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(1.85)%	(0.69)%
Interest Rate	(1.29)	(0.57)
Equity	(0.39)	(0.23)
Commodity	(2.81)	(1.03)
Aggregate Value at Risk	(3.61)%	(1.37)%

As of September 30, 2010 and 2009, Kaiser I, LLC’s total capitalization was $41,065,064 and $43,418,346, respectively.  The Partnership owned approximately 41% and 37%, respectively, of Kaiser I, LLC.

Kaiser I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.27)%	(0.19)%
Interest Rate	(0.27)	(0.81)
Equity	(1.02)	(0.36)
Commodity	(0.18)	(0.08)
Aggregate Value at Risk	(0.80)%	(0.81)%

As of September 30, 2010 and 2009, TT II, LLC’s total capitalization was $39,893,794 and $41,609,700, respectively.  The Partnership owned approximately 39% and 35%, respectively, of TT II, LLC.
TT II, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(2.18)%	(1.12)%
Interest Rate	(0.78)	(1.08)
Equity	(3.00)	(0.91)
Commodity	(2.20)	(0.87)
Aggregate Value at Risk	(5.82)%	(1.92)%

As of September 30, 2010 and 2009, Rotella I, LLC’s total capitalization was $17,546,182 and $18,038,535, respectively.  The Partnership owned approximately 61% and 60%, respectively, of Rotella I, LLC.

Rotella I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(1.28)%	(0.95)%
Interest Rate	(0.86)	(0.60)
Equity	(4.23)	(1.67)
Commodity	(1.84)	(0.76)
Aggregate Value at Risk	(6.27)%	(2.63)%

As of September 30, 2010 and 2009, Augustus I, LLC’s total capitalization was $17,600,751 and $18,136,050, respectively.  The Partnership owned approximately 35% and 30% respectively, of Augustus I, LLC.  Effective October 1, 2009, Augustus I, LLC was added as a Trading Company.

Augustus I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(1.37)%	—%
Interest Rate	(0.38)	—
Aggregate Value at Risk	(1.48)%	—%

As of September 30, 2010, GLC I, LLC’s total capitalization was 17,058,584 and $18,136,050, respectively.  The Partnership owned approximately 34% and 30%, respectively of GLC I, LLC.   Effective October 1, 2009, GLC I, LLC was added as a Trading Company.

GLC I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.37)%	—%
Interest Rate	―	―
Equity	(0.64)	—
Aggregate Value at Risk	(0.76)%	—%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and from October 1, 2008 through September 30, 2009, respectively.

September 30, 2010
Chesapeake I, LLC Primary Market Risk Category	High	Low	Average

Currency	(1.09)%	(0.49)%	(0.86)%
Interest Rate	(2.17)	(0.83)	(1.35)
Equity	(3.82)	(2.15)	(3.15)
Commodity	(6.43)	(2.25)	(4.08)
Aggregate Value at Risk	(7.82)%	(2.88)%	(6.20)%

DKR I, LLC Primary Market Risk Category	High	Low	Average

Currency	(1.85)%	(0.61)%	(1.29)%
Interest Rate	(1.29)	(0.75)	(1.00)
Equity	(0.77)	(0.39)	(0.56)
Commodity	(2.81)	(0.47)	(1.60)
Aggregate Value at Risk	(3.61)%	(1.56)%	(2.59)%

Kaiser I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.27)%	(0.13)%	(0.21)%
Interest Rate	(0.76)	(0.08)	(0.40)
Equity	(1.44)	(0.27)	(0.84)
Commodity	(0.19)	(0.01)	(0.14)
Aggregate Value at Risk	(1.40)%	(0.51)%	(0.93)%

Augustus I, LLC Primary Market Risk Category	High	Low	Average

Currency	(1.69)%	(1.07)%	(1.34)%
Interest Rate	(0.71)	(0.28)	(0.49)
Aggregate Value at Risk	(1.85)%	(1.25)%	(1.54)%

TT II, LLC Primary Market Risk Category	High	Low	Average

Currency	(2.29)%	(0.67)%	(1.53)%
Interest Rate	(1.15)	(0.43)	(0.82)
Equity	(3.55)	(0.25)	(2.25)
Commodity	(2.20)	(0.53)	(1.54)
Aggregate Value at Risk	(6.84)%	(1.03)%	(4.34)%

Rotella I, LLC Primary Market Risk Category	High	Low	Average

Currency	(1.28)%	(0.55)%	(0.84)%
Interest Rate	(0.92)	(0.43)	(0.69)
Equity	(4.23)	(0.62)	(2.95)
Commodity	(1.84)	(0.38)	(1.32)
Aggregate Value at Risk	(6.27)%	(1.27)%	(4.48)%

GLC I, LLC Primary Market Risk Category	High	Low	Average

Currency	(1.53)%	(0.37)%	(0.95)%
Interest Rate	(0.88)	–	(0.39)
Equity	(0.98)	(0.43)	(0.67)
Commodity	(0.28)	–	(0.07)
Aggregate Value at Risk	(1.69)%	(0.76)%	(1.29)%

September 30, 2009
Chesapeake I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.54)%	(0.39)%	(0.45)%
Interest Rate	(0.60)	(0.31)	(0.46)
Equity	(3.51)	–	(0.90)
Commodity	(2.10)	(0.34)	(1.05)
Aggregate Value at Risk	(4.71)%	(0.74)%	(1.90)%

DKR I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.69)%	(0.21)%	(0.41)%
Interest Rate	(0.57)	(0.33)	(0.48)
Equity	(0.23)	(0.06)	(0.16)
Commodity	(1.58)	(0.24)	(0.85)
Aggregate Value at Risk	(1.92)%	(0.66)%	(1.16)%

Kaiser I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.25)%	– %	(0.12)%
Interest Rate	(0.81)	(0.11)	(0.38)
Equity	(0.41)	(0.05)	(0.27)
Commodity	(0.08)	–	(0.05)
Aggregate Value at Risk	(0.81)%	(0.12)%	(0.56)%

TT II, LLC Primary Market Risk Category	High	Low	Average

Currency	(1.12)%	(0.09)%	(0.64)%
Interest Rate	(1.08)	(0.32)	(0.74)
Equity	(0.91)	(0.09)	(0.42)
Commodity	(0.87)	(0.32)	(0.62)
Aggregate Value at Risk	(1.92)%	(0.50)%	(1.44)%

Rotella I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.95)%	–	(0.24)%
Interest Rate	(0.60)	–	(0.15)
Equity	(1.67)	–	(0.42)
Commodity	(0.76)	–	(0.19)
Aggregate Value at Risk	(2.63)%	–	(0.66)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at September 30, 2010 and 2009, and for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and from October 1, 2008 through September 30, 2009, respectively.

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

The Trading Companies also maintain a substantial portion of their available assets in cash at MSSB; as of September 30, 2010, such amount was equal to:
•	approximately 102% of Kaiser I, LLC’s net assets.
•	approximately 90% of TT II, LLC’s net assets.
•	approximately 99% of DKR I, LLC’s net assets.
•	approximately 93% of Rotella I, LLC’s net assets.
•	approximately 102% of Augustus I, LLC’s net assets.
•	approximately 102% of GLC I, LLC’s net assets.
•	approximately 89% of Chesapeake I, LLC’s net assets.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Equity.  The largest market exposure of the Partnership at September 30, 2010, was to the global stock index sector. Exposure was primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2010, the Partnership’s primary market exposures were to the Nasdaq 100 (U.S.), S&P 60 (Canada), S&P 500 (U.S.), FTSE 100 (United Kingdom), OMX 30 (Sweden), AEX (The Netherlands), DAX (Germany), Euro Stoxx 50 (Europe), Hang Seng (Hong Kong), SPI 200 (Australia), Dow Jones Industrials (U.S.), S&P Midcap (U.S.), Taiwan (Taiwan), S&P Nifty (India), CAC 40 (France), All Share (South Africa), Russell 2000 (U.S.), and H-Shares (Hong Kong) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency.  The third largest market exposure of the Partnership at September 30, 2010, was to the currency sector. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2010, the Partnership’s major exposures were to the euro, Czech koruna,

Norwegian krone, Swedish krona, Australian dollar, Canadian dollar, Polish zloty, British pound, New Zealand dollar, Japanese yen, Turkish lira, and Hungarian forint currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Interest Rate.  At September 30, 2010, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European, Australian, Japanese, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries’ and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals.  The second largest market exposure of the Partnership at September 30, 2010, was to the markets that comprise these sectors. Most of the exposure was to the soybean meal, soybeans, corn, sugar, cocoa, wheat, coffee, live cattle, lean hogs, soybean oil, cotton, and rubber markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.  At September 30, 2010, the Partnership had market exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as silver and gold, as well as base metals, such as copper, nickel, aluminum, and lead. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Energy.  At September 30, 2010, the Partnership had market exposure to the energy sector. The Partnership’s energy exposure was shared primarily by futures contracts in natural gas, as well as in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at September 30, 2010, were in euros, Australian dollars, Japanese yen, British pounds, Canadian dollars, Swedish kronor, Hong Kong dollars, Swiss francs, South African rand, Hungarian forint, Turkish lira, Czech korunas, Singapore dollars, Norwegian kroner, and New Zealand dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within   the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2010.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners, from inception through September 30, 2010, was $104,861,882.  Since inception, the Partnership received $805,000 in consideration from the sale of Units to Demeter.

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

Managed Futures Profile LV, L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 12, 2010	By:
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.