Form 10-Q
period 2011-03-31
Managed Futures Profile LV, L.P.
filed 2011-05-16
CIK 1428043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011 or

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

MANAGED FUTURES PROFILE LV, L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2011 and December 31, 2010	2

	Statements of Income and Expenses for the Quarters Ended March 31, 2011 and 2010	3

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2011 and 2010	4

	Notes to Financial Statements	5-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22-35

Item 4.	Controls and Procedures	36-37

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Securities and Use of Proceeds	38

Item 6.	Exhibits	38

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PROFILE LV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in Kaiser I, LLC	16,105,128	16,075,963
Investment in TT II, LLC	15,378,785	16,437,221
Investment in DKR I, LLC	10,455,818	11,198,986
Investment in Rotella I, LLC	10,042,030	10,837,728
Investment in Augustus I, LLC	6,396,436	6,683,266
Investment in GLC I, LLC	5,614,568	5,960,750
Investment in Chesapeake I, LLC	4,947,157	5,057,606

Total Investments in Affiliated Trading Companies, at fair value (cost $66,010,827 and $68,408,357, respectively)	68,939,922	72,251,520

Receivable from Affiliated Trading Companies	–	1,162,507
Subscriptions receivable	–	553,442

Total Assets	68,939,922	73,967,469

LIABILITIES

Redemptions payable	2,392,764	913,541
Payable to Affiliated Trading Companies	–	619,826

Total Liabilities	2,392,764	1,533,367

PARTNERS’ CAPITAL
Class A (38,110.816 and 39,904.989 Units, respectively)	40,081,193	42,648,264
Class B (6,984.890 and 7,784.920 Units, respectively)	7,481,805	8,463,247
Class C (14,573.424 and 16,438.640 Units, respectively)	15,898,638	18,178,357
Class D* (1,818.843 and 1,818.843 Units, respectively)	2,002,187	2,028,255
Class Z (957.352 and 975.359 Units, respectively)	1,083,335	1,115,979

Total Partners’ Capital	66,547,158	72,434,102

Total Liabilities and Partners’ Capital	68,939,922	73,967,469

NET ASSET VALUE PER UNIT
Class A	1,051.70	1,068.75
Class B	1,071.14	1,087.13
Class C	1,090.93	1,105.83
Class D*	1,100.79	1,115.12
Class Z	1,131.59	1,144.17

* Class D Units were issued beginning on March 1, 2009.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE LV, L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2011	2010
	$	$
EXPENSES
Ongoing Placement Agent fees	290,463	293,261
General Partner fees	178,386	193,567
Administrative fees	71,355	77,427

Total Expenses	540,204	564,255

NET INVESTMENT LOSS	(540,204)	(564,255)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Realized	409,766	—
Net change in unrealized appreciation (depreciation) on investments	(914,068)	1,251,785

Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	(504,302)	1,251,785

NET INCOME (LOSS)	(1,044,506)	687,530

NET INCOME (LOSS) ALLOCATION
Class A	(678,460)	331,694
Class B	(110,251)	89,469
Class C	(217,527)	135,379
Class D	(26,068)	114,075
Class Z	(12,200)	16,913

NET INCOME (LOSS) PER UNIT*
Class A	(17.05)	6.43
Class B	(15.99)	7.84
Class C	(14.90)	9.28
Class D	(14.33)	10.02
Class Z	(12.58)	12.27

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	39,590.128	38,937.460
Class B	7,664.576	8,327.430
Class C	15,920.275	15,425.443
Class D	1,818.843	11,394.809
Class Z	963.554	1,014.121

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE LV, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2011 and 2010
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2010	42,648,264	8,463,247	18,178,357	2,028,255	1,115,979	72,434,102

Subscriptions	912,475	220,000	173,500	–	–	1,305,975

Net Loss	(678,460)	(110,251)	(217,527)	(26,068)	(12,200)	(1,044,506)

Redemptions	(2,801,086)	(1,091,191)	(2,235,692)	–	(20,444)	(6,148,413)

Partners’ Capital,
March 31, 2011	40,081,193	7,481,805	15,898,638	2,002,187	1,083,335	66,547,158

Partners’ Capital,
December 31, 2009	39,684,890	8,492,803	16,633,598	12,265,562	1,069,141	78,145,994

Subscriptions	3,882,275	1,024,008	1,686,754	65,000	170,000	6,828,037

Net Income	331,694	89,469	135,379	114,075	16,913	687,530

Redemptions	(1,462,535)	–	(929,377)	–	–	(2,391,912)

Partners’ Capital,
March 31, 2010	42,436,324	9,606,280	17,526,354	12,444,637	1,256,054	83,269,649

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2010	39,904.989	7,784.920	16,438.640	1,818.843	975.359	66,922.751

Subscriptions	854.010	203.108	157.591	–	–	1,214.709

Redemptions	(2,648.183)	(1,003.138)	(2,022.807)	–	(18.007)	(5,692.135)

Ending Units,
March 31, 2011	38,110.816	6,984.890	14,573.424	1,818.843	957.352	62,445.325

Beginning Units,
December 31, 2009	37,990.609	8,032.706	15,543.827	11,394.809	975.295	73,937.246

Subscriptions	3,820.934	986.284	1,598.790	59.828	157.826	6,623.662

Redemptions	(1,435.582)	–	(905.323)	–	–	(2,340.905)

Ending Units,
March 31, 2010	40,375.961	9,018.990	16,237.294	11,454.637	1,133.121	78,220.003

The accompanying notes are an integral part of these financial statements.

 MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Managed Futures Profile LV, L.P. (“Profile LV” or the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”).  The non-clearing commodity broker for each Trading Company is Morgan Stanley Smith Barney LLC (“MSSB”).  Morgan Stanley & Co. Incorporated (“MS&Co.”) acts as each Trading Company’s clearing commodity broker, except that Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”) uses Newedge USA, LLC (“Newedge”).  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (except for Kaiser I, LLC, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I, LLC).

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses.  The

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at March 31, 2011, are as follows:

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

Ceres Managed Futures LLC (“Ceres”), the general partner of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. MSSB is the principle subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Units of limited partnership interest (“Units”) of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership  (each a “Class” and collectively the “Classes”).  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with respect to its investment in the Partnership.

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

2.  Related Party Transactions
The cash held by each Trading Company is on deposit with MSSB, MS&Co., and MSIP in futures interest trading accounts to meet margin requirements as needed.  MSSB pays each Trading Company at each month end interest income on 100% of its average daily funds held at MSSB.  Assets deposited with MS&Co. and MSIP as margin are credited with interest income at a rate approximately equivalent to what MS&Co. and MSIP pay or charge other customers on such assets deposited as margin.  Assets not deposited as margin with MS&Co. and MSIP are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero.  For purposes of such interest

-  8 -

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

payments, net assets do not include monies owed to each Trading Company on Futures Interests. MSSB and MS&Co. will retain any excess interest not paid to each Trading Company.

The Partnership pays monthly administrative fees and general partner fees to Ceres.  The Partnership pays to MSSB, ongoing placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partners’ Units as of the beginning of each month.

3.  Financial Highlights
	Class A	Class B	Class C	Class D	Class Z
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$ 1,068.75	$ 1,087.13	$ 1,105.83	$ 1,115.12	$ $ 1,144.17

NET OPERATING RESULTS:
Net investment loss	(9.08)	(7.89)	(6.64)	(6.00)	(4.01)
Net realized/unrealized loss	(7.97)	(8.10)	(8.26)	(8.33)	(8.57)
Net loss	(17.05)	(15.99)	(14.90)	(14.33)	(12.58)

NET ASSET VALUE,
MARCH 31, 2011:	$ 1,051.70	$ 1,071.14	$ 1,090.93	$ 1,100.79	$ 1,131.59
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.45%	-2.94%	-2.43%	-2.18%	-1.42%
Partnership expenses (1) (2)	3.45%	2.94%	2.43%	2.18%	1.42%

TOTAL RETURN:	-1.60%	-1.47%	-1.35%	-1.29%	-1.10%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2010:	$ 1,044.60	$ 1,057.28	$ 1,070.11	$ 1,076.41	$ $ 1,096.22

NET OPERATING RESULTS:
Net investment loss	(8.66)	(7.48)	(6.27)	(5.65)	(3.74)
Net realized/unrealized gain	15.09	15.32	15.55	15.67	16.01
Net income	6.43	7.84	9.28	10.02	12.27

NET ASSET VALUE,
MARCH 31, 2010:	$ 1,051.03	$ 1,065.12	$ 1,079.39	$ 1,086.43	$ 1,108.49
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.45%	-2.94%	-2.43%	-2.18%	-1.42%
Partnership expenses (1) (2)	3.45%	2.94%	2.43%	2.18%	1.42%

TOTAL RETURN:	0.62%	0.74%	0.87%	0.93%	1.12%

(1) Annualized

(2) Does not include the expenses of the Trading Companies in which the Partnership invest.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gain and loss is reflected in the net change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period from various exchanges.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined.  If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated.  The fair value of non-exchange-traded contracts is based on the fair value quoted by the counterparty.

The Trading Companies’ contracts are accounted for on a trade-date basis and marked to market on a daily basis. A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions or both;
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

March 31, 2011
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in Kaiser I, LLC	–	16,105,128	–	16,105,128
Investment in TT II, LLC	–	15,378,785	–	15,378,785
Investment in DKR I, LLC	–	10,455,818	–	10,455,818
Investment in Rotella I, LLC	–	10,042,030	–	10,042,030
Investment in Augustus I, LLC	–	6,396,436	–	6,396,436
Investment in GLC I, LLC	–	5,614,568	–	5,614,568
Investment in Chesapeake I, LLC	–	4,947,157	–	4,947,157

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in TT II, LLC	–	16,437,221	–	16,437,221
Investment in Kaiser I, LLC	–	16,075,963	–	16,075,963
Investment in DKR I, LLC	–	11,198,986	–	11,198,986
Investment in Rotella I, LLC	–	10,837,728	–	10,837,728
Investment in Augustus I, LLC	–	6,683,266	–	6,683,266
Investment in GLC I, LLC	–	5,960,750	–	5,960,750
Investment in Chesapeake I, LLC	–	5,057,606	–	5,057,606

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

At March 31, 2011, the Partnership’s investment in the Trading Companies represented approximately: Rotella I, LLC 15.10%; Kaiser I, LLC 24.20%; TT II, LLC 23.10%; DKR I, LLC 15.70%; Chesapeake I, LLC 7.45%; Augustus I, LLC 9.60% and GLC I, LLC 8.45% of Profile LV’s Partners’ Capital, respectively.

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2010, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 22.25%; TT II, LLC 22.75%; DKR I, LLC 15.50%; Rotella I, LLC 15.00%; Chesapeake I, LLC 7.00%; GLC I, LLC 8.25% and Augustus I, LLC 9.25% of Profile LV’s Partners’ Capital, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three months ended March 31, 2011 and 2010, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

For the Three Months Ended March 31, 2011	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Kaiser I, LLC	(5,170)	(269,047)	(491,104)	(760,151)
TT II, LLC	525	(291,121)	(444,648)	(735,769)
DKR Fusion, LLC	(127)	(116,464)	(179,513)	(295,977)
Rotella I, LLC	(8,030)	(143,127)	(251,477)	(394,604)
Chesapeake I, LLC	(21,653)	(441,187)	1,688,266	1,247,079

For the Three Months Ended March 31, 2010	Investment Income	Net Investment Loss	Total Trading Results	Net Income(Loss)
	$	$	$	$
Augustus I, LLC	(550)	(277,413)	1,013,039	735,626
Kaiser I, LLC	–	(294,852)	(271,941)	(566,793)
TT II, LLC	(2,755)	(285,304)	3,205,130	2,919,826

-  15 -

MANAGED FUTURES PROFILE LV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

6.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by the Financial Accounting Standards Board on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

7.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to the Partnership’s capital resource arrangements at the present time.

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three month periods ended

March 31, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized gain (loss)” for open contracts, and recorded as “Realized trading gain (loss)” when open positions are closed out.  The sum of these amounts constitutes the Trading Company’s trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.

For the Quarter Ended March 31, 2011
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(504,302) and expenses totaling $540,204, resulting in a net loss of $1,044,506 for the quarter ended March 31, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 3/31/11	NAV at 12/31/10

A	$1,051.70	$1,068.75
B	$1,071.14	$1,087.13
C	$1,090.93	$1,105.83
D	$1,100.79	$1,115.12
Z	$1,131.59	$1,144.17

The most significant trading losses were incurred within the global interest rate sector throughout a majority of the quarter. During January, long positions in U.S. and European fixed-income futures resulted in losses as prices fell amid optimism regarding the containment of Europe’s debt crisis. In February, short positions in short-term U.S. fixed-income futures recorded losses as prices increased amid concern over unrest in the Middle East, which spurred demand for the relative “safety” of government debt. Additional losses were experienced in March due to long positions in U.S. fixed-income futures as prices fell on speculation the U.S. Federal Reserve may withdraw monetary stimulus as the U.S. economy shows signs of a sustained recovery. Within the currency markets, losses were recorded primarily during January from long positions in the Australian dollar, Japanese yen, and South African rand versus the U.S. dollar as the value of these currencies declined against the U.S. dollar following the release of minutes from the latest U.S. Federal Reserve meeting that showed optimism about the U.S. economy.

A portion of the Partnership’s losses for the quarter was offset by gains achieved within the energy markets throughout the majority of the quarter from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa, prompting concerns that crude supplies may be disrupted. Within the metals complex, gains were recorded primarily during February from long futures positions in silver and gold as prices of silver futures extended a rally to a 30-year high and prices of gold futures approached an all-time high amid mounting unrest in the Middle East, which spurred

“safe-haven” demand for precious metals. Gains were experienced within the global stock index markets, primarily during February, from long positions in U.S. equity index futures as prices were supported higher throughout the first half of the month amid positive economic reports, including faster-than-expected global growth, a rebound in U.S. retail sales, and strong corporate earnings reports. Lastly, smaller gains were contributed within the agricultural complex, primarily during January, due to long positions in corn futures as prices rose to the highest levels since July 2008 after the U.S. government lowered forecasts for domestic inventories as adverse weather slashed harvests.

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

The Trading Companies’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  VaR for a particular market sector is estimated by Ceres using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables.  The hypothetical daily changes in the value of a Trading Company’s portfolio are based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio is sensitive. The one-day 99% confidence level of the Trading Companies’ VaR corresponds to the reliability of the expectations that the Trading Company’s trading losses in one day will not exceed the maximum loss indicated by the VaR.  The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome. Ceres uses approximately four years of daily market data and re-values its portfolio for each of the historical market moves that occurred over this period. This enables Ceres to generate a distribution of daily “simulated profit and loss” outcomes.

The Trading Companies’ VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the models used by Morgan Stanley and Ceres, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Trading Companies’ Value at Risk in Different Market Sectors
As of March 31, 2011 and December 31, 2010, Chesapeake I, LLC’s total capitalization was $15,187,350 and $15,637,106, respectively.  The Partnership owned approximately 33% and 32%, respectively, of Chesapeake I, LLC.

Chesapeake I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VaR	VaR

Currency	(1.18)%	(0.81)%
Interest Rate	(1.13)	(1.05)
Equity	(3.79)	(3.50)
Commodity	(6.06)	(5.49)
Aggregate Value at Risk	(9.25)%	(7.91)%

As of March 31, 2011 and December 31, 2010, DKR I, LLC’s total capitalization was $10,455,818 and $11,198,986, respectively.  The Partnership owned 100% and 100%, respectively, of DKR I, LLC.

DKR I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VaR	VaR

Currency	(1.04)%	(1.93)%
Interest Rate	(0.69)	(0.55)
Equity	(0.74)	(1.23)
Commodity	(3.30)	(4.38)
Aggregate Value at Risk	(4.50)%	(6.97)%

As of March 31, 2011 and December 31, 2010, Kaiser I, LLC’s total capitalization was $40,931,380 and $40,014,468, respectively.  The Partnership owned approximately 39% and 40%, respectively, of Kaiser I, LLC.

Kaiser I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VaR	VaR

Currency	(0.69)%	(0.02)%
Interest Rate	(0.42)	(0.02)
Equity	(0.58)	(0.44)
Commodity	(0.28)	(0.11)
Aggregate Value at Risk	(0.90)%	(0.47)%

As of March 31, 2011 and December 31, 2010, TT II, LLC’s total capitalization was $41,092,954 and $43,741,623, respectively.  The Partnership owned approximately 37% and 38%, respectively, of TT II, LLC.

TT II, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VaR	VaR

Currency	(1.66)%	(1.68)%
Interest Rate	(0.96)	(0.32)
Equity	(1.87)	(1.89)
Commodity	(1.23)	(2.31)
Aggregate Value at Risk	(3.98)%	(5.18)%

As of March 31, 2011 and December 31, 2010, Rotella I, LLC’s total capitalization was $16,616,023 and $17,749,030, respectively.  The Partnership owned approximately 60% and 61%, respectively, of Rotella I, LLC.

Rotella I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VaR	VaR

Currency	(0.67)%	(1.64)%
Interest Rate	(0.71)	(0.71)
Equity	(1.90)	(3.39)
Commodity	(1.69)	(2.15)
Aggregate Value at Risk	(4.56)%	(5.83)%

As of March 31, 2011 and December 31,  2010, Augustus I, LLC’s total capitalization was $18,192,562 and $18,443,353, respectively.  The Partnership owned approximately 35% and 36% respectively, of Augustus I, LLC.

Augustus I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VaR	VaR

Currency	(1.95)%	(1.12)%
Interest Rate	(0.50)	(0.35)
Aggregate Value at Risk	(2.22)%	(1.26)%

As of March 31, 2011 and December 31, 2010, GLC I, LLC’s total capitalization was $16,285,390 and $17,534,046, respectively.  The Partnership owned approximately 34% and 34%, respectively of GLC I, LLC.

GLC I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VaR	VaR

Currency	(0.92)%	(0.83)%
Interest Rate	(0.93)	(0.30)
Equity	(1.15)	(1.12)
Aggregate Value at Risk	(2.02)%	(1.82)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2010 through March 31, 2011 and from January 1, 2010 through December 31, 2010, respectively.

March 31, 2011
Chesapeake I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(2.17)%	(1.05)%	(1.44)%
Currency	(1.18)	(0.49)	(0.89)
Equity	(3.79)	(2.15)	(3.10)
Commodity	(6.43)	(2.25)	(5.06)
Aggregate Value at Risk	(9.25)%	(2.88)%	(6.96)%

DKR I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(1.29)%	(0.55)%	(0.92)%
Currency	(1.93)	(0.61)	(1.36)
Equity	(1.23)	(0.39)	(0.71)
Commodity	(4.38)	(0.47)	(2.74)
Aggregate Value at Risk	(6.97)%	(1.56)%	(4.16)%

Kaiser I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(0.76)%	(0.02)%	(0.37)%
Currency	(0.69)	(0.02)	(0.30)
Equity	(1.02)	(0.27)	(0.58)
Commodity	(0.28)	(0.11)	(0.19)
Aggregate Value at Risk	(1.00)%	(0.47)%	(0.79)%

Augustus I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(0.71)%	(0.35)%	(0.48)%
Currency	(1.95)	(1.07)	(1.38)
Aggregate Value at Risk	(2.22)%	(1.26)%	(1.63)%

TT II, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(0.96)%	(0.32)%	(0.74)%
Currency	(2.18)	(0.67)	(1.55)
Equity	(3.00)	(0.25)	(1.75)
Commodity	(2.31)	(0.53)	(1.57)
Aggregate Value at Risk	(5.82)%	(1.03)%	(4.00)%

Rotella I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(0.92)%	(0.71)%	(0.80)%
Currency	(1.67)	(0.55)	(1.28)
Equity	(4.23)	(0.62)	(2.53)
Commodity	(2.15)	(0.38)	(1.52)
Aggregate Value at Risk	(6.27)%	(1.27)%	(4.48)%

GLC I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(0.93)%	– %	(0.44)%
Currency	(0.92)	(0.37)	(0.73)
Equity	(1.15)	(0.43)	(0.84)
Aggregate Value at Risk	(2.02)%	(0.76)%	(1.42)%

December 31, 2010
Chesapeake I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(2.17)%	(1.01)%	(1.40)%
Currency	(1.09)	(0.49)	(0.84)
Equity	(3.82)	(2.15)	(3.11)
Commodity	(6.43)	(2.25)	(4.48)
Aggregate Value at Risk	(7.91)%	(2.88)%	(6.39)%

DKR I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(1.29)%	(0.55)%	(0.94)%
Currency	(1.93)	(0.61)	(1.45)
Equity	(1.23)	(0.39)	(0.71)
Commodity	(4.38)	(0.47)	(2.19)
Aggregate Value at Risk	(6.97)%	(1.56)%	(3.59)%

 Kaiser I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(0.76)%	(0.02)%	(0.38)%
Currency	(0.27)	(0.02)	(0.18)
Equity	(1.44)	(0.27)	(0.79)
Commodity	(0.19)	(0.11)	(0.16)
Aggregate Value at Risk	(1.40)%	(0.47)%	(0.92)%

Augustus I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(0.71)%	(0.35)%	(0.51)%
Currency	(1.69)	(1.07)	(1.31)
Aggregate Value at Risk	(1.85)%	(1.26)%	(1.54)%

TT II, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(1.15)%	(0.32)%	(0.79)%
Currency	(2.29)	(0.67)	(1.70)
Equity	(3.55)	(0.25)	(2.17)
Commodity	(2.31)	(0.53)	(1.79)
Aggregate Value at Risk	(6.84)%	(1.03)%	(4.72)%

Rotella I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(0.92)%	(0.56)%	(0.76)%
Currency	(1.64)	(0.55)	(1.10)
Equity	(4.23)	(0.62)	(2.79)
Commodity	(2.15)	(0.38)	(1.46)
Aggregate Value at Risk	(6.27)%	(1.27)%	(4.51)%

 GLC I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(0.88)%	– %	(0.42)%
Currency	(1.53)	(0.37)	(0.88)
Equity	(1.12)	(0.43)	(0.80)
Aggregate Value at Risk	(1.82)%	(0.76)%	(1.34)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at March 31, 2011 and December 31, 2010, and for the four quarter-end reporting periods from April 1, 2010 through March 31, 2011 and from January 1, 2010 through December 31, 2010, respectively.

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

The Trading Companies also maintain a substantial portion of their available assets in cash at MSSB; as of March 31, 2011, such amount was equal to:
•	approximately 97% of Kaiser I, LLC’s net assets.
•	approximately 87% of TT II, LLC’s net assets.
•	approximately 88% of DKR I, LLC’s net assets.
•	approximately 90% of Rotella I, LLC’s net assets.
•	approximately 96% of Augustus I, LLC’s net assets.
•	approximately 96% of GLC I, LLC’s net assets.
•	approximately 81% of Chesapeake I, LLC’s net assets.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures – except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

Item 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within   the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2011.

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

PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners, from inception through March 31, 2011, was $108,319,996.  Since inception, the Partnership received $805,000 in consideration from the sale of Units to the General Partner.

Item 6.  EXHIBITS
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

Managed Futures Profile LV, L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 16, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.