Form 10-Q
period 2011-06-30
Managed Futures Profile LV, L.P.
filed 2011-08-15
CIK 1428043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission File Number: 000-53114

LV FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-8529012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ceres Managed Futures LLC
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

Managed Futures Profile LV, L.P.
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

Yes ☒  No ☐

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

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2011 and December 31, 2010	2

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 and 2010	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2011 and 2010	4

	Notes to Financial Statements	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29-42

Item 4.	Controls and Procedures	42-43

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Securities and Use of Proceeds	44

Item 6.	Exhibits	44

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in Kaiser I, LLC	15,316,018	16,075,963
Investment in TT II, LLC	12,886,799	16,437,221
Investment in WNT I, LLC	9,880,299	–
Investment in Rotella I, LLC	6,443,197	10,837,728
Investment in Augustus I, LLC	5,887,896	6,683,266
Investment in GLC I, LLC	4,450,103	5,960,750
Investment in Chesapeake I, LLC	4,020,026	5,057,606
Investment in DKR I, LLC	2,906,774	11,198,986

Total Investments in Affiliated Trading Companies, at fair value (cost $62,512,159 and $68,408,357, respectively)	61,791,112	72,251,520

Receivable from Affiliated Trading Companies	–	1,162,507
Subscriptions receivable	–	553,442

Total Assets	61,791,112	73,967,469

LIABILITIES

Redemptions payable	1,539,624	913,541
Payable to Affiliated Trading Companies	–	619,826

Total Liabilities	1,539,624	1,533,367

PARTNERS’ CAPITAL
Class A (37,126.398 and 39,904.989 Units, respectively)	37,058,548	42,648,264
Class B (6,512.123 and 7,784.920 Units, respectively)	6,628,802	8,463,247
Class C (13,125.020 and 16,438.640 Units, respectively)	13,624,366	18,178,357
Class D* (1,818.843 and 1,818.843 Units, respectively)	1,906,333	2,028,255
Class Z (957.352 and 975.359 Units, respectively)	1,033,439	1,115,979

Total Partners’ Capital	60,251,488	72,434,102

Total Liabilities and Partners’ Capital	61,791,112	73,967,469

NET ASSET VALUE PER UNIT
Class A	998.17	1,068.75
Class B	1,017.92	1,087.13
Class C	1,038.04	1,105.83
Class D*	1,048.09	1,115.12
Class Z	1,079.48	1,144.17

* Class D Units were issued beginning on March 1, 2009.

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	271,341	315,089	561,804	608,350
General Partner fees	165,505	207,785	343,891	401,352
Administrative fees	66,201	83,114	137,556	160,541

Total Expenses	503,047	605,988	1,043,251	1,170,243
NET INVESTMENT LOSS	(503,047)	(605,988)	(1,043,251)	(1,170,243)

REALIZED/NET CHANGE IN UNREALIZED
DEPRECIATION ON INVESTMENTS
Realized	889,004	(192,470)	1,298,770	(192,470)
Net change in unrealized depreciation
on investments	(3,650,142)	(3,408,730)	(4,564,210)	(2,156,945)

Total Realized/Net Change in Unrealized
Depreciation on Investments	(2,761,138)	(3,601,200)	(3,265,440)	(2,349,415)
NET LOSS	(3,264,185)	(4,207,188)	(4,308,691)	(3,519,658)

NET LOSS ALLOCATION
Class A	(2,040,595)	(2,219,246)	(2,719,055)	(1,887,552)
Class B	(329,955)	(494,421)	(440,206)	(404,952)
Class C	(747,885)	(830,498)	(965,412)	(695,119)
Class D	(95,854)	(604,310)	(121,922)	(490,235)
Class Z	(49,896)	(58,713)	(62,096)	(41,800)

NET LOSS PER UNIT *
Class A	(53.53)	(54.21)	(70.58)	(47.78)
Class B	(53.22)	(53.66)	(69.21)	(45.82)
Class C	(52.89)	(53.07)	(67.79)	(43.79)
Class D	(52.70)	(52.76)	(67.03)	(42.74)
Class Z	(52.11)	(51.82)	(64.69)	(39.55)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	38,379.592	40,804.347	38,981.516	39,876.061
Class B	6,656.018	9,119.600	7,157.511	8,725.704
Class C	14,315.005	16,356.890	15,113.206	15,893.739
Class D	1,818.843	11,454.637	1,818.843	11,424.888
Class Z	957.352	1,133.121	960.436	1,073.950

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2010	42,648,264	8,463,247	18,178,357	2,028,255	1,115,979	72,434,102

Subscriptions	2,393,226	596,880	673,500	–	–	3,663,606

Net Loss	(2,719,055)	(440,206)	(965,412)	(121,922)	(62,096)	(4,308,691)

Redemptions	(5,263,887)	(1,991,119)	(4,262,079)	–	(20,444)	(11,537,529)

Partners’ Capital,
June 30, 2011	37,058,548	6,628,802	13,624,366	1,906,333	1,033,439	60,251,488

Partners’ Capital,
December 31, 2009	39,684,890	8,492,803	16,633,598	12,265,562	1,069,141	78,145,994

Subscriptions	6,860,593	1,899,240	3,766,753	65,000	170,000	12,761,586

Net Loss	(1,887,552)	(404,952)	(695,119)	(490,235)	(41,800)	(3,519,658)

Redemptions	(2,567,845)	(512,299)	(2,194,266)	–	–	(5,274,410)

Partners’ Capital,
June 30, 2010	42,090,086	9,474,792	17,510,966	11,840,327	1,197,341	82,113,512

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2010	39,904.989	7,784.920	16,438.640	1,818.843	975.359	66,922.751

Subscriptions	2,258.482	563.218	605.343	–	–	3,427.043

Redemptions	(5,037.073)	(1,836.015)	(3,918.963)	–	(18.007)	(10,810.058)

Ending Units,
June 30, 2011	37,126.398	6,512.123	13,125.020	1,818.843	957.352	59,539.736

Beginning Units,
December 31, 2009	37,990.609	8,032.706	15,543.827	11,394.809	975.295	73,937.246

Subscriptions	6,752.403	1,838.676	3,607.044	59.828	157.826	12,415.777

Redemptions	(2,518.494)	(503.973)	(2,088.999)	–	–	(5,111.466)

Ending Units,
June 30, 2010	42,224.518	9,367.409	17,061.872	11,454.637	1,133.121	81,241.557

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
NOTES TO FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of LV Futures Fund L.P. (formerly, Managed Futures Profile LV, L.P.) (“LV” or the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

1.  Organization
LV Futures Fund L.P. (formerly, Managed Futures Profile  LV, L.P.) was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments of the Trading Companies) through its investments in affiliated trading companies (each a “Trading Company”, or collectively the “Trading Companies”).  LV is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of LV and Meritage Futures Fund L.P. (“Meritage”) (formerly, Managed Futures Profile MV, L.P.) (collectively, the “Profile Series”).  Prior to May 1, 2011, the Profile Series was comprised of the Partnership, Meritage, and Polaris Futures Fund L.P. (formerly, Managed Futures Profile HV, L.P.).

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
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

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses.  The

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at June 30, 2011, are as follows:

Trading Company	Trading Advisor

Morgan Stanley Smith Barney Augustus I, LLC
(“Augustus I, LLC”)	GAM International Management Limited
Morgan Stanley Smith Barney Chesapeake Diversified I, LLC
(“Chesapeake I, LLC”)	Chesapeake Capital Corporation
Morgan Stanley Smith Barney DKR Fusion I, LLC
(“DKR I, LLC”)	DKR Fusion Management L.P.
Morgan Stanley Smith Barney GLC I, LLC
(“GLC I, LLC”)	GLC Ltd.
Kaiser I, LLC	Kaiser Trading Group Pty. Ltd.
Morgan Stanley Smith Barney Rotella I, LLC
(“Rotella I, LLC”)	Rotella Capital Management, Inc. (“Rotella”)
Morgan Stanley Smith Barney TT II, LLC
(“TT II, LLC”)	Transtrend B.V.
Morgan Stanley Smith Barney WNT I, LLC
(“WNT I, LLC”)	Winton Capital Management Limited

Ceres Managed Futures LLC (“Ceres”), the general partner of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
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

Effective May 18, 2011, the Partnership changed its name from Managed Futures Profile LV, L.P. to LV Futures Fund L.P.

Effective June 1, 2011, the Partnership through its investment in Morgan Stanley Smith Barney WNT I, LLC added Winton Capital Management Limited (“WNT”) as a Trading Advisor to the Partnership.

-  8 -

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
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

The Partnership pays monthly administrative fees and general partner fees to Ceres.  The Partnership pays to MSSB ongoing placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partners’ Units as of the beginning of each month.

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Changes in the net asset value per Unit for three and six months ended June 30, 2011 and 2010 were as follows:
	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2011:	$ 1,051.70	$ 1,071.14	$ 1,090.93	$ 1,100.79	$ $ 1,131.59

NET OPERATING RESULTS:
Net investment loss	(8.94)	(7.77)	(6.55)	(5.92)	(3.97)
Net realized/unrealized loss	(44.59)	(45.45)	(46.34)	(46.78)	(48.14)
Net loss	(53.53)	(53.22)	(52.89)	(52.70)	(52.11)

NET ASSET VALUE,
JUNE 30, 2011:	$ 998.17	$ 1,017.92	$ 1,038.04	$ 1,048.09	$ 1,079.48
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.41%	-2.91%	-2.41%	-2.16%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	2.16%	1.40%

TOTAL RETURN:	-5.09%	-4.97%	-4.85%	-4.79%	-4.61%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$ 1,068.75	$ 1,087.13	$ 1,105.83	$ 1,115.12	$ $ 1,144.17

NET OPERATING RESULTS:
Net investment loss	(18.02)	(15.67)	(13.20)	(11.92)	(7.97)
Net realized/unrealized loss	(52.56)	(53.54)	(54.59)	(55.11)	(56.72)
Net loss	(70.58)	(69.21)	(67.79)	(67.03)	(64.69)

NET ASSET VALUE,
JUNE 30, 2011:	$ 998.17	$ 1,017.92	$ 1,038.04	$ 1,048.09	$ 1,079.48
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.43%	-2.93%	-2.42%	-2.17%	-1.41%
Partnership expenses (1) (2)	3.43%	2.93%	2.42%	2.17%	1.41%

TOTAL RETURN:	-6.60%	-6.37%	-6.13%	-6.01%	-5.65%

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
ARIL 1, 2010:	$ 1,051.03	$ 1,065.12	$ 1,079.39	$ 1,086.43	$ $ 1,108.49

NET OPERATING RESULTS:
Net investment loss	(8.84)	(7.65)	(6.41)	(5.79)	(3.85)
Net realized/unrealized loss	(45.37)	(46.01)	(46.66)	(46.97)	(47.97)
Net loss	(54.21)	(53.66)	(53.07)	(52.76)	(51.82)

NET ASSET VALUE,
JUNE 30, 2010:	$ 996.82	$ 1,011.46	$ 1,026.32	$ 1,033.67	$ 1,056.67
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.41%	-2.91%	-2.41%	-2.16%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	2.16%	1.40%

TOTAL RETURN:	-5.16%	-5.04%	-4.92%	-4.86%	-4.67%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2010:	$ 1,044.60	$ 1,057.28	$ 1,070.11	$ 1,076.41	$ $ 1,096.22

NET OPERATING RESULTS:
Net investment loss	(17.50)	(15.13)	(12.68)	(11.44)	(7.59)
Net realized/unrealized loss	(30.28)	(30.69)	(31.11)	(31.30)	(31.96)
Net loss	(47.78)	(45.82)	(43.79)	(42.74)	(39.55)

NET ASSET VALUE,
JUNE 30, 2010:	$ 996.82	$ 1,011.46	$ 1,026.32	$ 1,033.67	$ 1,056.67
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.43%	-2.92%	-2.42%	-2.17%	-1.41%
Partnership expenses (1) (2)	3.43%	2.92%	2.42%	2.17%	1.41%

TOTAL RETURN:	-4.57%	-4.33%	-4.09%	-3.97%	-3.61%

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

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

June 30, 2011
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in Kaiser I, LLC	–	15,316,018	–	15,316,018
Investment in TT II, LLC	–	12,886,799	–	12,886,799
Investment in WNT I, LLC	–	9,880,299	–	9,880,299
Investment in Rotella I, LLC	–	6,443,197	–	6,443,197
Investment in Augustus I, LLC	–	5,887,896	–	5,887,896
Investment in GLC I, LLC	–	4,450,103	–	4,450,103
Investment in Chesapeake I, LLC	–	4,020,026	–	4,020,026
Investment in DKR I, LLC		2,906,774		2,906,774

December 31, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in TT II, LLC	–	16,437,221	–	16,437,221
Investment in Kaiser I, LLC	–	16,075,963	–	16,075,963
Investment in DKR I, LLC	–	11,198,986	–	11,198,986
Investment in Rotella I, LLC	–	10,837,728	–	10,837,728
Investment in Augustus I, LLC	–	6,683,266	–	6,683,266
Investment in GLC I, LLC	–	5,960,750	–	5,960,750
Investment in Chesapeake I, LLC	–	5,057,606	–	5,057,606

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

At June 30, 2011, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 25.40%; TT II, LLC 21.40%; WNT I, LLC 16.40%; Augustus I, LLC 9.80%; Rotella I, LLC 10.70%; GLC I, LLC 7.40%; Chesapeake I, LLC 6.70% and DKR I, LLC 4.80% of LV’s Partners’ Capital, respectively.

At December 31, 2010, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 22.25%; TT II, LLC 22.75%; DKR I, LLC 15.50%; Rotella I, LLC 15.00%; Chesapeake I, LLC 7.00%; GLC I, LLC 8.25% and Augustus I, LLC 9.25% of LV’s Partners’ Capital, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2011 and 2010, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended June 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Kaiser I, LLC	(6,514)	(269,958)	153,147	(116,811)
TT II, LLC	(1,187)	(1,106,614)	(13,055,667)	(14,162,281)

For the Six Months Ended June 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Kaiser I, LLC	(11,684)	(539,005)	(337,957)	(876,962)
TT II, LLC	(662)	(1,397,735)	(13,500,315)	(14,898,050)

For the Three Months Ended June 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Chesapeake I, LLC	(10,242)	(198,680)	(5,087,762)	(5,286,442)
Kaiser I, LLC	218	(287,992)	2,365,060	2,077,068
TT II, LLC	822	(289,991)	(1,109,594)	(1,399,585)

For the Six Months Ended June 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income(Loss)
	$	$	$	$
Chesapeake I, LLC	(21,724)	(424,038)	(4,766,347)	(5,190,385)
Kaiser I, LLC	218	(582,844)	2,093,119	1,510,275
TT II, LLC	(1,933)	(575,295)	2,095,536	1,520,241

6.  Other Pronouncements
In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” The amendments within this ASU change the wording used to describe

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities.  This new guidance is not expected to have a material impact on the Partnership’s financial statements.

7.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by the Financial Accounting Standards Board on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that

LV FUTURES FUND L.P.
(formerly, Managed Futures Profile LV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

would require recognition in the financial statements as of June 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than these disclosed below.

Effective July 1, 2011, the management fee payable by the Partnership to Rotella was reduced from a monthly management fee equal to 1/12 of 2% (a 2% annual rate to 1% annual rate) to a monthly management fee equal to 1/12 of 1% (a 1% annual rate).

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

The Trading Companies’ investment in Futures Interests may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Trading Companies from promptly liquidating their futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended

June 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 19 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized gain (loss)” for open contracts, and recorded as “Realized trading gain (loss)” when open positions are closed out.  The sum of these amounts constitutes the Trading Company’s trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.

For the Three and Six Months Ended June 30, 2011
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(2,761,138) and expenses totaling $503,047, resulting in a net loss of $3,264,185 for the three months ended June 30, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/11	NAV at 3/31/11

A	$998.17	$1,051.70
B	$1,017.92	$1,071.14
C	$1,038.04	$1,090.93
D	$1,048.09	$1,100.79
Z	$1,079.48	$1,131.59

The most significant trading losses were incurred within the energy markets, primarily during May and June, due to long futures positions in crude oil and its related products as prices moved lower on concern that energy demand may weaken. Within the agricultural complex, losses were recorded primarily in April from long positions in cotton futures as prices declined to a three-month low on concern demand may slow from China, the world’s biggest buyer of the fiber. Further losses were experienced during May due to long positions in coffee futures as prices moved lower on speculation production may increase in Brazil and Vietnam. Within the global stock index sector, losses were incurred primarily in May from long positions in European, U.S., and Pacific Rim equity index futures as prices declined after worse-than-expected economic reports and mounting worries over the European debt crisis stoked concern the global economic recovery is faltering. Losses were also experienced within the metals markets, primarily during May, due to long positions in silver futures as prices fell sharply from a 31-year high. Within the currency sector, small losses were recorded primarily during May due to long positions in the Australian dollar, Canadian dollar, and South African rand versus the U.S. dollar. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose, thereby boosting demand for the relative “safety” of government bonds.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(3,265,440) and expenses totaling $1,043,251, resulting in a net loss of $4,308,691 for the six months ended June 30, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.
Share Class	NAV at 6/30/11	NAV at 12/31/10

A	$998.17	$1,068.75
B	$1,017.92	$1,087.13
C	$1,038.04	$1,105.83
D	$1,048.09	$1,115.12
Z	$1,079.48	$1,144.17

The most significant trading losses were incurred within the agricultural complex, primarily during March, from long positions in corn futures as prices fell after a U.S. Department of Agriculture report revealed increasing world stockpiles and declining U.S. exports of the crop. During May, long positions in coffee futures resulted in additional losses in this sector as prices moved lower on speculation production may increase in Brazil and Vietnam. Within the global stock index markets, losses were experienced primarily in March from long positions in European and Pacific Rim equity index futures as prices reversed lower amid concern that the natural disaster and subsequent nuclear crisis in Japan was going to threaten the global economic recovery. Further losses were recorded during May from long positions in European, U.S., and Pacific Rim equity index futures as global stock prices declined. Within the currency markets, losses were incurred primarily in January from long positions in the Australian dollar, Japanese yen, and South African rand versus the U.S. dollar as the value of these currencies declined against the U.S. dollar amid optimism about the U.S. economy. During May, long positions in the Australian dollar, Canadian dollar, and South African rand versus the U.S. dollar resulted in losses. Losses were recorded within the global interest rate sector throughout a majority of the first four months of the year as concerns regarding the European debt crisis and mixed signs regarding an economic recovery in the U.S. resulted in volatile price movement and a lack of sustained trends. Losses were also recorded within the energy markets, primarily during May and June, due to long futures positions in crude oil and its related products as prices moved lower amid signs the global economic recovery is slowing. Lastly, small losses were incurred within the metals sector, primarily during May, due to long positions in silver futures as prices fell sharply from a 31-year high.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of June 30, 2011 and December 31, 2010, Chesapeake I, LLC’s total capitalization was $9,726,716 and $15,637,106, respectively.  The Partnership owned approximately 41% and 32%, respectively, of Chesapeake I, LLC.

Chesapeake I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VaR	VaR

Interest Rate	(1.60)%	(1.05)%
Currency	(1.48)	(0.81)
Equity	(3.05)	(3.50)
Commodity	(4.43)	(5.49)
Aggregate Value at Risk	(6.76)%	(7.91)%

As of June 30, 2011 and December 31, 2010, DKR I, LLC’s total capitalization was $53,089,299 and $11,198,986, respectively.  The Partnership owned 5% and 100%, respectively, of DKR I, LLC.

DKR I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VaR	VaR

Interest Rate	(1.84)%	(0.55)%
Currency	(3.53)	(1.93)
Equity	(1.45)	(1.23)
Commodity	(1.17)	(4.38)
Aggregate Value at Risk	(4.22)%	(6.97)%

As of June 30, 2011 and December 31, 2010, Kaiser I, LLC’s total capitalization was $39,779,516 and $40,014,468, respectively.  The Partnership owned approximately 39% and 40%, respectively, of Kaiser I, LLC.

Kaiser I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VaR	VaR

Interest Rate	(0.72)%	(0.02)%
Currency	(0.33)	(0.02)
Equity	(0.44)	(0.44)
Commodity	(0.38)	(0.11)
Aggregate Value at Risk	(0.84)%	(0.47)%

As of June 30, 2011 and December 31, 2010, TT II, LLC’s total capitalization was $403,022,901 and $43,741,623, respectively.  The Partnership owned approximately 3% and 38%, respectively, of TT II, LLC.

TT II, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VaR	VaR

Interest Rate	(1.24)%	(0.32)%
Currency	(1.18)	(1.68)
Equity	(0.20)	(1.89)
Commodity	(1.29)	(2.31)
Aggregate Value at Risk	(1.88)%	(5.18)%

As of June 30, 2011 and December 31, 2010, Rotella I, LLC’s total capitalization was $14,104,524 and $17,749,030, respectively.  The Partnership owned approximately 46% and 61%, respectively, of Rotella I, LLC.

Rotella I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VaR	VaR

Interest Rate	(0.65)%	(0.71)%
Currency	(1.49)	(1.64)
Equity	(0.50)	(3.39)
Commodity	(0.41)	(2.15)
Aggregate Value at Risk	(1.74)%	(5.83)%

As of June 30, 2011 and December 31, 2010, Augustus I, LLC’s total capitalization was $14,531,879 and $18,443,353, respectively.  The Partnership owned approximately 41% and 36% respectively, of Augustus I, LLC.

Augustus I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VaR	VaR

Interest Rate	(0.44)%	(0.35)%
Currency	(1.59)	(1.12)
Aggregate Value at Risk	(1.65)%	(1.26)%

As of June 30, 2011 and December 31, 2010, GLC I, LLC’s total capitalization was $11,964,067 and $17,534,046, respectively.  The Partnership owned approximately 37% and 34%, respectively of GLC I, LLC.

GLC I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VaR	VaR

Interest Rate	(0.51)%	(0.30)%
Currency	(0.43)	(0.83)
Equity	(0.35)	(1.12)
Aggregate Value at Risk	(1.01)%	(1.82)%

As of June 30, 2011 WNT I, LLC’s total capitalization was $14,042,169.  The Partnership owned approximately 70% of WNT I, LLC.  Effective June 1, 2011 WNT I, LLC was added as a Trading Company.

WNT I, LLC
June 30, 2011
Primary Market Risk Category	VaR

Interest Rate	(1.15)%
Currency	(0.91)
Equity	(0.73)
Commodity	(0.69)
Aggregate Value at Risk	(1.80)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and from January 1, 2010 through December 31, 2010, respectively.

June 30, 2011
Chesapeake I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(2.17)%	(1.05)%	(1.49)%
Currency	(1.48)	(0.81)	(1.14)
Equity	(3.79)	(2.98)	(3.33)
Commodity	(6.43)	(4.43)	(5.60)
Aggregate Value at Risk	(9.25)%	(6.76)%	(7.93)%

DKR I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(1.84)%	(0.55)%	(1.09)%
Currency	(3.53)	(1.04)	(2.09)
Equity	(1.45)	(0.39)	(0.95)
Commodity	(4.38)	(1.17)	(2.91)
Aggregate Value at Risk	(6.97)%	(3.61)%	(4.83)%

Kaiser I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(0.72)%	(0.02)%	(0.36)%
Currency	(0.69)	(0.02)	(0.33)
Equity	(1.02)	(0.44)	(0.62)
Commodity	(0.38)	(0.11)	(0.24)
Aggregate Value at Risk	(0.90)%	(0.47)%	(0.75)%

Augustus I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(0.50)%	(0.35)%	(0.42)%
Currency	(1.95)	(1.12)	(1.51)
Aggregate Value at Risk	(2.22)%	(1.26)%	(1.65)%

TT II, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(1.24)%	(0.32)%	(0.82)%
Currency	(2.18)	(1.18)	(1.68)
Equity	(3.00)	(0.20)	(1.74)
Commodity	(2.31)	(1.23)	(1.76)
Aggregate Value at Risk	(5.82)%	(1.88)%	(4.21)%

Rotella I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(0.86)%	(0.65)%	(0.73)%
Currency	(1.67)	(1.28)	(1.52)
Equity	(4.23)	(0.50)	(2.50)
Commodity	(2.15)	(0.41)	(1.52)
Aggregate Value at Risk	(6.27)%	(1.74)%	(4.60)%

GLC I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(0.93)%	– %	(0.44)%
Currency	(0.92)	(0.37)	(0.64)
Equity	(1.15)	(0.35)	(0.82)
Aggregate Value at Risk	(2.02)%	(0.76)%	(1.40)%

WNT I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(1.15)%	(0.26)%	(0.70)%
Currency	(0.91)	(0.43)	(0.68)
Equity	(1.26)	(0.73)	(0.96)
Commodity	(1.44)	(0.69)	(1.09)
Aggregate Value at Risk	(2.98)%	(1.79)%	(2.36)%

December 31, 2010
Chesapeake I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(2.17)%	(1.01)%	(1.40)%
Currency	(1.09)	(0.49)	(0.84)
Equity	(3.82)	(2.15)	(3.11)
Commodity	(6.43)	(2.25)	(4.48)
Aggregate Value at Risk	(7.91)%	(2.88)%	(6.39)%

DKR I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(1.29)%	(0.55)%	(0.94)%
Currency	(1.93)	(0.61)	(1.45)
Equity	(1.23)	(0.39)	(0.71)
Commodity	(4.38)	(0.47)	(2.19)
Aggregate Value at Risk	(6.97)%	(1.56)%	(3.59)%

Kaiser I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(0.76)%	(0.02)%	(0.38)%
Currency	(0.27)	(0.02)	(0.18)
Equity	(1.44)	(0.27)	(0.79)
Commodity	(0.19)	(0.11)	(0.16)
Aggregate Value at Risk	(1.40)%	(0.47)%	(0.92)%

Augustus I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(0.71)%	(0.35)%	(0.51)%
Currency	(1.69)	(1.07)	(1.31)
Aggregate Value at Risk	(1.85)%	(1.26)%	(1.54)%

TT II, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(1.15)%	(0.32)%	(0.79)%
Currency	(2.29)	(0.67)	(1.70)
Equity	(3.55)	(0.25)	(2.17)
Commodity	(2.31)	(0.53)	(1.79)
Aggregate Value at Risk	(6.84)%	(1.03)%	(4.72)%

Rotella I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(0.92)%	(0.56)%	(0.76)%
Currency	(1.64)	(0.55)	(1.10)
Equity	(4.23)	(0.62)	(2.79)
Commodity	(2.15)	(0.38)	(1.46)
Aggregate Value at Risk	(6.27)%	(1.27)%	(4.51)%

GLC I, LLC Primary Market Risk Category	High	Low	Average

Interest Rate	(0.88)%	– %	(0.42)%
Currency	(1.53)	(0.37)	(0.88)
Equity	(1.12)	(0.43)	(0.80)
Aggregate Value at Risk	(1.82)%	(0.76)%	(1.34)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at June 30, 2011 and December 31, 2010, and for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and from January 1, 2010 through December 31, 2010, respectively.

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

The Trading Companies also maintain a substantial portion of their available assets in cash at MSSB; as of June 30, 2011, such amount was equal to:
•	approximately 96% of Kaiser I, LLC’s net assets.
•	approximately 93% of TT II, LLC’s net assets.
•	approximately 85% of DKR I, LLC’s net assets.
•	approximately 93% of Rotella I, LLC’s net assets.
•	approximately 97% of Augustus I, LLC’s net assets.
•	approximately 98% of GLC I, LLC’s net assets.
•	approximately 82% of Chesapeake I, LLC’s net assets.
•	approximately 94% of WNT I, LLC’s net assets.

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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no significant changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting .

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

The aggregate proceeds of securities sold in all share Classes to the limited partners, from inception through June 30, 2011, was $111,001,098.  Since inception, the Partnership received $805,000 in consideration from the sale of Units to the General Partner.

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

LV Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 15, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.