Form 10-Q
period 2011-09-30
LV Futures Fund L.P.
filed 2011-11-14
CIK 1428043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011 or

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

LV FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2011 and December 31, 2010	2

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 and 2010	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2011 and 2010	4

	Notes to Financial Statements	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30-46

Item 4.	Controls and Procedures	46-47

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Securities and Use of Proceeds	48

Item 6.	Exhibits	48-49

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LV FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in Kaiser I, LLC	16,026,564	16,075,963
Investment in TT II, LLC	14,398,343	16,437,221
Investment in WNT I, LLC	9,525,161	–
Investment in Rotella I, LLC	5,248,041	10,837,728
Investment in Augustus I, LLC	4,915,911	6,683,266
Investment in Chesapeake I, LLC	4,420,695	5,057,606
Investment in GLC I, LLC	3,944,555	5,960,750
Investment in DKR I, LLC	–	11,198,986

Total Investments in Affiliated Trading Companies, at fair value (cost $60,108,470 and $68,408,357, respectively)	58,479,270	72,251,520

Receivable from Affiliated Trading Companies	–	1,162,507
Subscriptions receivable	–	553,442

Total Assets	58,479,270	73,967,469

LIABILITIES

Redemptions payable	2,044,410	913,541
Payable to Affiliated Trading Companies	–	619,826

Total Liabilities	2,044,410	1,533,367

PARTNERS’ CAPITAL
Class A (36,796.467 and 39,904.989 Units, respectively)	35,878,067	42,648,264
Class B (6,339.245 and 7,784.920 Units, respectively)	6,311,237	8,463,247
Class C (11,177.974 and 16,438.640 Units, respectively)	11,362,942	18,178,357
Class D* (1,818.843 and 1,818.843 Units, respectively)	1,868,028	2,028,255
Class Z (957.352 and 975.359 Units, respectively)	1,014,586	1,115,979

Total Partners’ Capital	56,434,860	72,434,102

Total Liabilities and Partners’ Capital	58,479,270	73,967,469

NET ASSET VALUE PER UNIT
Class A	975.04	1,068.75
Class B	995.58	1,087.13
Class C	1,016.55	1,105.83
Class D*	1,027.04	1,115.12
Class Z	1,059.78	1,144.17

* Class D Units were issued beginning on March 1, 2009.

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2011	2010	2011	2010
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	249,346	308,416	811,150	916,766
General Partner fees	151,257	203,351	495,148	604,703
Administrative fees	60,503	81,340	198,059	241,881

Total Expenses	461,106	593,107	1,504,357	1,763,350
NET INVESTMENT LOSS	(461,106)	(593,107)	(1,504,357)	(1,763,350)

REALIZED/NET CHANGE IN UNREALIZED
APPRECIATION (DEPRECIATION) ON INVESTMENTS
Realized	40,962	629,169	1,339,732	436,699
Net change in unrealized appreciation (depreciation) on investments	(908,153)	2,023,687	(5,472,363)	(133,258)

Total Realized/Net Change in Unrealized
Appreciation (Depreciation) on Investments	(867,191)	2,652,856	(4,132,631)	303,441
NET INCOME (LOSS)	(1,328,297)	2,059,749	(5,636,988)	(1,459,909)

NET INCOME (LOSS) ALLOCATION
Class A	(855,641)	1,000,858	(3,574,696)	(886,694)
Class B	(141,856)	220,185	(582,062)	(184,767)
Class C	(273,642)	480,068	(1,239,054)	(215,051)
Class D	(38,305)	324,401	(160,227)	(165,834)
Class Z	(18,853)	34,237	(80,949)	(7,563)

NET INCOME (LOSS) PER UNIT *
Class A	(23.13)	24.14	(93.71)	(23.64)
Class B	(22.34)	25.79	(91.55)	(20.03)
Class C	(21.49)	27.47	(89.28)	(16.32)
Class D	(21.05)	28.32	(88.08)	(14.42)
Class Z	(19.70)	30.97	(84.39)	(8.58)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	37,360.709	41,919.118	38,435.310	40,564.563
Class B	6,475.594	9,032.802	6,927.708	8,829.195
Class C	12,926.330	17,257.378	14,376.237	16,353.281
Class D	1,818.843	11,454.637	1,818.843	11,434.913
Class Z	957.352	1,121.551	959.397	1,089.991

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2010	42,648,264	8,463,247	18,178,357	2,028,255	1,115,979	72,434,102

Subscriptions	3,685,695	801,607	673,500	–	–	5,160,802

Net Loss	(3,574,696)	(582,062)	(1,239,054)	(160,227)	(80,949)	(5,636,988)

Redemptions	(6,881,196)	(2,371,555)	(6,249,861)	–	(20,444)	(15,523,056)

Partners’ Capital,
September 30, 2011	35,878,067	6,311,237	11,362,942	1,868,028	1,014,586	56,434,860

Partners’ Capital,
December 31, 2009	39,684,890	8,492,803	16,633,598	12,265,562	1,069,141	78,145,994

Subscriptions	8,735,108	2,204,427	4,511,828	65,000	170,000	15,686,363

Net Loss	(886,694)	(184,767)	(215,051)	(165,834)	(7,563)	(1,459,909)

Redemptions	(5,251,158)	(1,743,009)	(3,013,643)	(10,233,117)	(121,482)	(20,362,409)

Partners’ Capital,
September 30, 2010	42,282,146	8,769,454	17,916,732	1,931,611	1,110,096	72,010,039

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2010	39,904.989	7,784.920	16,438.640	1,818.843	975.359	66,922.751

Subscriptions	3,549.588	761.970	605.343	–	–	4,916.901

Redemptions	(6,658.110)	(2,207.645)	(5,866.009)	–	(18.007)	(14,749.771)

Ending Units,
September 30, 2011	36,796.467	6,339.245	11,177.974	1,818.843	957.352	57,089.881

Beginning Units,
December 31, 2009	37,990.609	8,032.706	15,543.827	11,394.809	975.295	73,937.246

Subscriptions	8,632.297	2,136.045	4,341.951	59.828	157.826	15,327.947

Redemptions	(5,208.724)	(1,714.193)	(2,883.554)	(9,635.794)	(112.480)	(19,554.745)

Ending Units,
September 30, 2010	41,414.182	8,454.558	17,002.224	1,818.843	1,020.641	69,710.448

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

1.  Organization
LV Futures Fund L.P. was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments of the Trading Companies) through its investments in affiliated trading companies (each a “Trading Company”, or collectively the “Trading Companies”).  LV is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of LV and Meritage Futures Fund L.P. (collectively, the “Profile Series”).

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”).  The non-clearing commodity broker for each Trading Company is Morgan Stanley Smith Barney LLC (“MSSB”).  Morgan Stanley & Co. LLC (“MS&Co.”) (formerly, Morgan Stanley & Co. Incorporated) acts as each Trading Company’s clearing commodity broker, except that Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”) uses Newedge USA, LLC (“Newedge”).  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (except for Kaiser I, LLC, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty are MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I, LLC).

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total realized/net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses.  The

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at September 30, 2011, are as follows:

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

On August 18, 2011, Ceres notified DKR Fusion Management L.P. (“DKR”) that the Advisory Agreement dated as of April 30, 2007, and any amendments or revisions subsequently made thereto, among Morgan Stanley Smith Barney DKR Fusion I, LLC (“DKR I, LLC” or the “Trading Company), the General Partner and DKR (the “DKR Advisory Agreement”), pursuant to which DKR traded a portion of the Trading Company’s (and, indirectly, the Partnership’s) assets in futures interests, will be terminated effective August 31, 2011.

-  8 -

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Consequently, DKR ceased all futures interest trading on behalf of the Trading Company (and, indirectly, the Partnership) effective August 31, 2011.

Effective July 1, 2011, the monthly management fee rate payable by the Partnership to Rotella was reduced from a monthly fee rate equal to 1/12 of 2%  (a 2% annual rate) to a monthly fee rate equal to 1/12 of 1% (a 1% annual rate).

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

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Changes in the net asset value per Unit for three and nine months ended September 30, 2011 and 2010 were as follows:
	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2011:	$ 998.17	$ 1,017.92	$ 1,038.04	$ 1,048.09	$ $ 1,079.48

NET OPERATING RESULTS:
Net investment loss	(8.52)	(7.41)	(6.26)	(5.66)	(3.80)
Net realized/unrealized loss	(14.61)	(14.93)	(15.23)	(15.39)	(15.90)
Net loss	(23.13)	(22.34)	(21.49)	(21.05)	(19.70)

NET ASSET VALUE,
SEPTEMBER 30, 2011:	$ 975.04	$ 995.58	$ 1,016.55	$ 1,027.04	$ 1,059.78
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.37%	-2.88%	-2.38%	-2.13%	-1.39%
Partnership expenses (1) (2)	3.37%	2.88%	2.38%	2.13%	1.39%

TOTAL RETURN:	-2.32%	-2.19%	-2.07%	-2.01%	-1.82%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$ 1,068.75	$ 1,087.13	$ 1,105.83	$ 1,115.12	$ $ 1,144.17

NET OPERATING RESULTS:
Net investment loss	(26.55)	(23.12)	(19.50)	(17.58)	(11.77)
Net realized/unrealized loss	(67.16)	(68.43)	(69.78)	(70.50)	(72.62)
Net loss	(93.71)	(91.55)	(89.28)	(88.08)	(84.39)

NET ASSET VALUE,
SEPTEMBER 30, 2011:	$ 975.04	$ 995.58	$ 1,016.55	$ 1,027.04	$ 1,059.78
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	-2.16%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	2.16%	1.40%

TOTAL RETURN:	-8.77%	-8.42%	-8.07%	-7.90%	-7.38%

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2010:	$ 996.82	$ 1,011.46	$ 1,026.32	$ 1,033.67	$ $ 1,056.67

NET OPERATING RESULTS:
Net investment loss	(8.44)	(7.30)	(6.14)	(5.54)	(3.69)
Net realized/unrealized gain	32.58	33.09	33.61	33.86	34.66
Net gain	24.14	25.79	27.47	28.32	30.97

NET ASSET VALUE,
SEPTEMBER 30, 2010:	$ 1,020.96	$ 1,037.25	$ 1,053.79	$ 1,061.99	$ 1,087.64
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.37%	-2.88%	-2.38%	-2.13%	-1.39%
Partnership expenses (1) (2)	3.37%	2.88%	2.38%	2.13%	1.39%

TOTAL RETURN:	2.42%	2.55%	2.68%	2.74%	2.93%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2010:	$ 1,044.60	$ 1,057.28	$ 1,070.11	$ 1,076.41	$ 1,096.22

NET OPERATING RESULTS:
Net investment loss	(25.92)	(22.42)	(18.80)	(16.97)	(11.28)
Net realized/unrealized gain	2.28	2.39	2.48	2.55	2.70
Net loss	(23.64)	(20.03)	(16.32)	(14.42)	(8.58)

NET ASSET VALUE,
SEPTEMBER 30, 2010:	$ 1,020.96	$ 1,037.25	$ 1,053.79	$ 1,061.99	$ 1,087.64
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	-2.16%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	2.16%	1.40%

TOTAL RETURN:	-2.26%	-1.89%	-1.53%	-1.34%	-0.78%

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

LV FUTURES FUND L.P.
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

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

September 30, 2011
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in Kaiser I, LLC	–	16,026,564	–	16,026,564
Investment in TT II, LLC	–	14,398,343	–	14,398,343
Investment in WNT I, LLC	–	9,525,161	–	9,525,161
Investment in Rotella I, LLC	–	5,248,041	–	5,248,041
Investment in Augustus I, LLC	–	4,915,911	–	4,915,911
Investment in Chesapeake I, LLC	–	4,420,695	–	4,420,695
Investment in GLC I, LLC	–	3,944,555	–	3,944,555

December 31, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in TT II, LLC	–	16,437,221	–	16,437,221
Investment in Kaiser I, LLC	–	16,075,963	–	16,075,963
Investment in DKR I, LLC	–	11,198,986	–	11,198,986
Investment in Rotella I, LLC	–	10,837,728	–	10,837,728
Investment in Augustus I, LLC	–	6,683,266	–	6,683,266
Investment in GLC I, LLC	–	5,960,750	–	5,960,750
Investment in Chesapeake I, LLC	–	5,057,606	–	5,057,606

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

At September 30, 2011, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 28.40%; TT II, LLC 25.50%; WNT I, LLC 16.90%; Rotella I, LLC 9.30%; Augustus I, LLC 8.70%; GLC I, LLC 7.00%; and Chesapeake I, LLC 7.85% of LV’s Partners’ Capital, respectively.

At December 31, 2010, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 22.25%; TT II, LLC 22.75%; Rotella I, LLC 15.00%; Augustus I, LLC 9.25%; GLC I, LLC 8.25%; Chesapeake I, LLC 7.00%  and DKR I, LLC 15.50% of LV’s Partners’ Capital, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and nine months ended September 30, 2011 and 2010, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended September 30, 2011	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Augustus I, LLC	(281)	(67,894)	(977,466)	(1,045,360)
Chesapeake I, LLC	(1,850)	(67,139)	(1,384,433)	(1,451,572)
DKR I, LLC	4,199	(614,534)	6,405,194	5,790,660
GLC I, LLC	(1,413)	(61,183)	(1,296,312)	(1,357,495)
Rotella I, LLC	(14,537)	(79,119)	580,578	501,459
TT II, LLC	(7,424)	(2,263,834)	(14,676,082)	(16,939,916)
WNT I, LLC	155	(204,807)	980,965	776,158

For the Nine Months Ended September 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Kaiser I, LLC	(19,723)	(807,990)	312,990	(495,000)
TT II, LLC	(8,086)	(3,661,569)	(28,176,397)	(31,837,966)

For the Three Months Ended September 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Chesapeake I, LLC	(18,067)	(142,467)	1,906,981	1,764,514
DKR I, LLC	147	(160,265)	1,153,045	992,780
GLC I, LLC	(375)	(98,654)	(351,154)	(449,808)
Kaiser I, LLC	221	(288,671)	84,283	(204,388)
Rotella I, LLC	(4,187)	(140,975)	(25,539)	(166,514)
TT II, LLC	(1,038)	(282,144)	3,147,691	2,865,547

For the Nine Months Ended September 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
DKR I, LLC	(348)	(520,407)	832,141	311,734
Chesapeake I, LLC	(39,791)	(566,505)	(2,859,366)	(3,425,871)
GLC I, LLC	152	(310,651)	(1,951,612)	(2,262,263)
Kaiser I, LLC	439	(871,515)	2,177,402	1,305,887
Rotella I, LLC	(6,888)	(388,995)	(342,754)	(731,749)
TT II, LLC	(2,971)	(857,439)	5,243,227	4,385,788

6.  Other Pronouncements
In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities.  This new guidance is not expected to have a material impact on the Partnership’s financial statements.

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

would require recognition in the financial statements as of September 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than these disclosed below.

Effective October 31, 2011, State Street Bank and Trust Company (“State Street”) ceased to serve as the administrator to the Partnership and each Trading Company.  Effective November 1, 2011, the administrative services previously provided by State Street are provided by Morgan Stanley Smith Barney.

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

Off-Balance Sheet Arrangements and Contractual Obligations.  The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitment to make future payments that would affect its liquidity or capital resources.

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2011
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(867,191) and expenses totaling $461,106, resulting in a net loss of $1,328,297 for the three months ended September 30, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.
Share Class	NAV at 9/30/11	NAV at 6/30/11

A	$975.04	$998.17
B	$995.58	$1,017.92
C	$1,016.55	$1,038.04
D	$1,027.04	$1,048.09
Z	$1,059.78	$1,079.48

The most significant trading losses were incurred within the currency markets, primarily during August, from long positions in the Australian dollar, Canadian dollar, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen and amid concerns related to the European debt crisis. Additional losses were recorded in this sector during September due to long positions in the Australian dollar, Canadian dollar, and New Zealand dollar versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Within the global stock index sector, losses were experienced primarily during July and August from long positions in European and U.S. equity index futures as prices dropped in response to the European debt crisis and Standard & Poor’s downgrade of the United States’ sovereign credit rating. Within the agricultural complex, losses were incurred primarily during September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Losses were recorded within the energy markets, primarily during August, due to long futures positions in crude oil and its related products as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe. Within the metals markets, losses were incurred primarily during September from long futures positions in silver and gold as prices reversed lower amid a rise in the value of the U.S. dollar, which reduced demand for the precious metals. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the global interest rate sector from long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the quarter due to concern about the European sovereign debt crisis and a faltering global economy.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(4,132,631) and expenses totaling $1,504,357, resulting in a net loss of $5,636,988 for the nine months ended September 30, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.
Share Class	NAV at 9/30/11	NAV at 12/31/10

A	$975.04	$1,068.75
B	$995.58	$1,087.13
C	$1,016.55	$1,105.83
D	$1,027.04	$1,115.12
Z	$1,059.78	$1,144.17

The most significant trading losses were incurred within the currency markets, primarily during May, from long positions in the Australian dollar, Canadian dollar, and South African rand versus the U.S. dollar as the value of these “commodity currencies” fell in tandem with declining commodity prices. During August, long positions in the Australian dollar, Canadian dollar, and Mexican peso versus the U.S. dollar resulted in losses as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen. Within the agricultural complex, losses were recorded primarily during March from long positions in corn futures as prices fell after a U.S. Department of Agriculture report revealed increasing world stockpiles and declining U.S. exports of the crop. Additional losses were incurred in this sector during September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the global stock index markets, losses were experienced primarily in March from long positions in European and Pacific Rim equity index futures as prices reversed lower amid concern that the natural disaster and subsequent nuclear crisis in Japan was going to threaten the global economic recovery. Further losses were recorded during May from long positions in European, U.S., and Pacific Rim equity index futures as prices declined on concern the global economic recovery was faltering. Additional losses were experienced during July and August from long positions in European and U.S. equity index futures as prices dropped in response to the European debt crisis and Standard & Poor’s downgrade of the United States’ sovereign credit rating. Losses were also recorded within the energy markets, primarily during May and June, due to long futures positions in crude oil and its related products as prices moved lower amid signs the global economic recovery is slowing. Lastly, losses were incurred within the metals sector, primarily during May, due to long positions in silver futures as prices fell sharply from a 31-year high. Further losses were recorded within this sector during September from long futures positions in silver and gold as prices reversed lower amid a rise in the value of the U.S. dollar, which reduced demand for the precious metals. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Additional gains were recorded during the majority of the third quarter from long positions in European, U.S., and Australian fixed income futures as prices advanced higher due to aforementioned concern about the European sovereign debt crisis and a faltering global economy.

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

The Trading Companies account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Trading Companies’ open positions is directly reflected in the Trading Companies’ earnings and cash flow.

The Trading Companies’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  Prior to June 30, 2011, VaR for a particular market sector was estimated by Ceres using a model based upon historical simulation (with a confidence level of 99%) which involved constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model took into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables.  The hypothetical daily changes in the value of a Trading

Company’s portfolio were based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio was sensitive. The one-day 99% confidence level of the Trading Companies’ VaR corresponded to the reliability of the expectations that the Trading Company’s trading losses in one day will not exceed the maximum loss indicated by the VaR.  The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome. Ceres used approximately four years of daily market data and re-valued its portfolio for each of the historical market moves that occurred over this period. This enabled Ceres to generate a distribution of daily “simulated profit and loss” outcomes.

The Trading Companies’ VaR computations were based on the risk representation of the underlying benchmark for each instrument or contract and did not distinguish between exchange and non-exchange dealer-based instruments.  They were also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the models used by Morgan Stanley and Ceres, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

Beginning with the third quarter 2011, exchange maintenance margin requirements have been used by the Trading Companies as the measure of its VaR.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval.  Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Trading Companies’ Value at Risk in Different Market Sectors
As of September 30, 2011, Chesapeake I, LLC’s total capitalization was $9,749,976.  The Partnership owned approximately 45% of Chesapeake I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$343,578	3.52%

Interest Rate	$306,865	3.15%

Equity	$148,344	1.52%

Commodity	$431,554	4.43%

Total	$1,230,341	12.62%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$459,497	$305,749	$352,620

Interest Rate	$322,663	$174,115	$255,076

Equity	$440,509	$75,094	$226,953

Commodity	$782,444	$431,554	$641,475

As of September 30, 2011, Kaiser I, LLC’s total capitalization was $39,505,667.  The Partnership owned approximately 41% of Kaiser I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$385,048	0.97%

Interest Rate	$375,251	0.95%

Equity	$156,646	0.40%

Commodity	$243,540	0.62%

Total	$1,160,485	2.94%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$502,767	$16,765	$246,917

Interest Rate	$488,093	–	$255,818

Equity	$886,068	–	$214,141

Commodity	$389,614	–	$196,935

As of September 30, 2011, TT II, LLC’s total capitalization was $418,937,575.  The Partnership owned approximately 3% of TT II, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$5,685,937	1.36%

Interest Rate	$7,686,157	1.83%

Equity	$3,235,024	0.77%

Commodity	$8,256,922	1.97%

Total	$24,864,040	5.93%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$22,372,356	$3,660,330	$13,443,197

Interest Rate	$10,161,497	$3,032,740	$5,588,026

Equity	$9,307,243	$1,321,801	$5,048,513

Commodity	$26,711,030	$7,742,656	$16,758,176

As of September 30, 2011, Rotella I, LLC’s total capitalization was $7,415,899.  The Partnership owned approximately 71% of Rotella I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$177,839	2.40%

Interest Rate	$293,941	3.96%

Equity	$83,224	1.12%

Commodity	$114,164	1.54%

Total	$669,168	9.02%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$819,044	$86,001	$377,337

Interest Rate	$479,029	$252,469	$315,851

Equity	$424,761	$58,388	$168,547

Commodity	$246,410	$49,937	$124,055

As of September 30, 2011, Augustus I, LLC’s total capitalization was $12,655,028.  The Partnership owned approximately 39% of Augustus I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,407,431	11.12%

Interest Rate	$90,881	0.72%

Total	$1,498,312	11.84%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$2,193,622	$1,407,431	$1,651,049

Interest Rate	$263,146	$90,045	$167,857

As of September 30, 2011, GLC I, LLC’s total capitalization was $10,576,586.  The Partnership owned approximately 37% of GLC I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$10,194	0.10%

Interest Rate	$415,400	3.93%

Equity	$206,284	1.95%

Total	$631,878	5.98%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$380,216	$2,036	$142,192

Interest Rate	$419,552	$4,738	$164,301

Equity	$349,678	$33,318	$166,622

Commodity	$27,906	$0	$5,074

As of September 30, 2011, WNT I, LLC’s total capitalization was $13,463,949.  The Partnership owned approximately 71% of WNT I, LLC.  Effective June 1, 2011, WNT I, LLC was added as a Trading Company.
		% of Total
Market Sector	VaR	Capitalization

Currency	$96,430	0.72%

Interest Rate	$251,771	1.87%

Equity	$62,540	0.46%

Commodity	$186,152	1.38%

Total	$596,893	4.43%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$277,640	$96,430	$209,433

Interest Rate	$409,363	$251,771	$321,289

Equity	$208,513	$62,540	$143,060

Commodity	$275,727	$132,645	$208,889

* Average of month-end VaR.

As of December 31, 2010, Chesapeake I, LLC’s total capitalization was $15,637,106.  The Partnership owned approximately 32% of Chesapeake I, LLC.

Chesapeake I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(1.05)%
Currency	(0.81)
Equity	(3.50)
Commodity	(5.49)
Aggregate Value at Risk	(7.91)%

As of December 31, 2010, Kaiser I, LLC’s total capitalization was $40,014,468.  The Partnership owned approximately 40% of Kaiser I, LLC.

Kaiser I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.02)%
Currency	(0.02)
Equity	(0.44)
Commodity	(0.11)
Aggregate Value at Risk	(0.47)%

As of December 31, 2010, TT II, LLC’s total capitalization was $43,741,623.  The Partnership owned approximately 38% of TT II, LLC.

TT II, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.32)%
Currency	(1.68)
Equity	(1.89)
Commodity	(2.31)
Aggregate Value at Risk	(5.18)%

As of December 31, 2010, Rotella I, LLC’s total capitalization was $17,749,030.  The Partnership owned approximately 61% of Rotella I, LLC.
Rotella I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.71)%
Currency	(1.64)
Equity	(3.39)
Commodity	(2.15)
Aggregate Value at Risk	(5.83)%

As of December 31, 2010, Augustus I, LLC’s total capitalization was $18,443,353.  The Partnership owned approximately 36% of Augustus I, LLC.

Augustus I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.35)%
Currency	(1.12)
Aggregate Value at Risk	(1.26)%

As of December 31, 2010, GLC I, LLC’s total capitalization was $17,534,046.  The Partnership owned approximately 34% of GLC I, LLC.

GLC I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.30)%
Currency	(0.83)
Equity	(1.12)
Aggregate Value at Risk	(1.82)%

As of December 31, 2010, DKR I, LLC’s total capitalization was $11,198,986.  The Partnership owned 100% of DKR I, LLC.  Effective August 31, 2011, DKR I, LLC was terminated as a Trading Advisor to the Partnership.

DKR I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.55)%
Currency	(1.93)
Equity	(1.23)
Commodity	(4.38)
Aggregate Value at Risk	(6.97)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the respective Trading Companies’ open positions across all the market categories, and can be less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Trading Companies is the speculative trading of futures, forwards and options, the composition of their trading portfolio can change significantly over any given time period, or even within a single trading day.  Such changes could positively or negatively materially impact market risk as measured by VaR.

The tables below supplement the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2010 through December 31, 2010.

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures at September 30, 2011 and market risk exposures and on an aggregate basis at December 31, 2010, and for the three months from July 1, 2011 through September 30, 2011 and twelve months from January 1, 2010 through December 31, 2010.   VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership or the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in unrestricted cash at MSSB; as of September 30, 2011, such amount was equal to:
•	approximately 77% of Kaiser I, LLC’s net assets.
•	approximately 92% of TT II, LLC’s net assets.
•	approximately 91% of Rotella I, LLC’s net assets.
•	approximately 99% of Augustus I, LLC’s net assets.
•	approximately 94% of GLC I, LLC’s net assets.
•	approximately 87% of Chesapeake I, LLC’s net assets.
•	approximately 96% of WNT I, LLC’s net assets.

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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2011.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners, from inception through September 30, 2011, was $111,469,874.  Since inception, the Partnership received $805,000 in consideration from the sale of Units to the General Partner.

Item 6.  EXHIBITS
31.01*	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*
Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*
Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

* Submitted electronically herewith.

Pursuant to applicable securities laws and regulations, the Partnership is deemed to have complied with the reporting obligation relating to the submission of interactive data files in Exhibit 101 to this report and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Partnership has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LV Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 14, 2011	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.