Form 10-Q
period 2012-03-31
LV Futures Fund L.P.
filed 2012-05-15
CIK 1428043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012 or

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

LV FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2012 and December 31, 2011	2

	Statements of Income and Expenses for the Quarters Ended March 31, 2012 and 2011	3

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2012 and 2011	4

	Notes to Financial Statements	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26-41

Item 4.	Controls and Procedures	42

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Securities and Use of Proceeds	43-45

Item 4.	Mine Safety Disclosures	45

Item 6.	Exhibits	46

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LV FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in TT II, LLC	14,514,175	14,111,867
Investment in WNT I, LLC	8,851,794	8,959,457
Investment in Kaiser I, LLC	6,112,708	10,573,213
Investment in Chesapeake I, LLC	5,260,561	4,910,449
Investment in Rotella I, LLC	4,856,845	5,082,011
Investment in GLC I, LLC	4,216,111	3,942,919
Investment in Augustus I, LLC	3,704,881	5,112,295

Total Investments in Affiliated Trading Companies, at fair value (cost $48,919,164 and $54,509,713, respectively)	47,517,075	52,692,211

Total Assets	47,517,075	52,692,211

LIABILITIES

Redemptions payable	1,816,405	3,250,987

Total Liabilities	1,816,405	3,250,987

PARTNERS’ CAPITAL
Class A (31,311.024 and 34,210.600 Units, respectively)	29,880,951	32,837,331
Class B (5,781.064 and 6,075.289 Units, respectively)	5,647,400	5,961,752
Class C ( 9,132.728 and 9,546.728 Units, respectively)	9,132,325	9,577,626
Class D (59.829 and 59.829 Units, respectively)	60,536	60,698
Class Z (934.843 and 957.352 Units, respectively)	979,458	1,003,817

Total Partners’ Capital	45,700,670	49,441,224

Total Liabilities and Partners’ Capital	47,517,075	52,692,211

NET ASSET VALUE PER UNIT
Class A	954.33	959.86
Class B	976.88	981.31
Class C	999.95	1,003.23
Class D	1,011.82	1,014.52
Class Z	1,047.72	1,048.53

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2012	2011
	$	$
EXPENSES
Ongoing Placement Agent fees	208,254	290,463
General Partner fees	122,260	178,386
Administrative fees	48,904	71,355

Total Expenses	379,418	540,204

NET INVESTMENT LOSS	(379,418)	(540,204)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Realized	(263,582)	409,766
Net change in unrealized appreciation (depreciation) on investments	415,413	(914,068)

Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	151,831	(504,302)

NET LOSS	(227,587)	(1,044,506)

NET LOSS ALLOCATION
Class A	(173,612)	(678,460)
Class B	(26,445)	(110,251)
Class C	(26,592)	(217,527)
Class D	(162)	(26,068)
Class Z	(776)	(12,200)

NET LOSS PER UNIT*
Class A	(5.53)	(17.05)
Class B	(4.43)	(15.99)
Class C	(3.28)	(14.90)
Class D	(2.70)	(14.33)
Class Z	(0.81)	(12.58)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	33,663.789	39,590.128
Class B	6,039.511	7,664.576
Class C	9,356.618	15,920.275
Class D	59.829	1,818.843
Class Z	957.352	963.554

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2012 and 2011
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2011	32,837,331	5,961,752	9,577,626	60,698	1,003,817	49,441,224

Subscriptions	178,000	125,000	–	–	–	303,000

Net Loss	(173,612)	(26,445)	(26,592)	(162)	(776)	(227,587)

Redemptions	(2,960,768)	(412,907)	(418,709)	–	(23,583)	(3,815,967)

Partners’ Capital,
March 31, 2012	29,880,951	5,647,400	9,132,325	60,536	979,458	45,700,670

Partners’ Capital,
December 31, 2010	42,648,264	8,463,247	18,178,357	2,028,255	1,115,979	72,434,102

Subscriptions	912,475	220,000	173,500	–	–	1,305,975

Net Loss	(678,460)	(110,251)	(217,527)	(26,068)	(12,200)	(1,044,506)

Redemptions	(2,801,086)	(1,091,191)	(2,235,692)	–	(20,444)	(6,148,413)

Partners’ Capital,
March 31, 2011	40,081,193	7,481,805	15,898,638	2,002,187	1,083,335	66,547,158

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2011	34,210.600	6,075.289	9,546.728	59.829	957.352	50,849.798

Subscriptions	184.907	126.801	–	–	–	311.708

Redemptions	(3,084.483)	(421.026)	(414.000)	–	(22.509)	(3,942.018)

Ending Units,
March 31, 2012	31,311.024	5,781.064	9,132.728	59.829	934.843	47,219.488

Beginning Units,
December 31, 2010	39,904.989	7,784.920	16,438.640	1,818.843	975.359	66,922.751

Subscriptions	854.010	203.108	157.591	–	–	1,214.709

Redemptions	(2,648.183)	(1,003.138)	(2,022.807)	–	(18.007)	(5,692.135)

Ending Units,
March 31, 2011	38,110.816	6,984.890	14,573.424	1,818.843	957.352	62,445.325

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of LV Futures Fund L.P. (“LV” or the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011.

1.  Organization
LV Futures Fund L.P. was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of  commodities, domestic and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 4, Financial Instruments of the Trading Companies) through its investments in affiliated trading companies (each a “Trading Company”, or collectively the “Trading Companies”).  LV is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of LV and Meritage Futures Fund L.P. (collectively, the “Profile Series”).

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets in the trading program of an unaffiliated commodity trading advisor which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”).  The non-clearing commodity broker for each Trading Company is Morgan Stanley Smith Barney LLC (“MSSB”).  Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker.  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (collectively, MS&Co. and MSIP are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total net realized/net change in unrealized appreciation (depreciation) on investments on the Statements of Income and

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.

The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at March 31, 2012, are as follows:

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

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ceres Managed Futures LLC (“Ceres”), the general partner and commodity pool operator of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Prior to February 29, 2012, units of limited partnership interest (“Units”) of the Partnership were offered in four classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners received class A, B, C or D Units in the Partnership  (each a “Class” and collectively the “Classes”).  Effective February 29, 2012, Class B and Class C Units are no longer being offered to new investors.  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with respect to its investment in the Partnership.

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

-  8 -

LV FUTURES FUND L.P.
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

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Financial Highlights for quarters ended March 31, 2012 and 2011 were as follows:
	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2012:	$ 959.86	$ 981.31	$ 1,003.23	$ 1,014.52	$ $ 1,048.53

NET OPERATING RESULTS:
Net investment loss	(8.19)	(7.15)	(6.05)	(5.48)	(3.69)
Net realized/unrealized income	2.66	2.72	2.77	2.78	2.88
Net loss	(5.53)	(4.43)	(3.28)	(2.70)	(0.81)

NET ASSET VALUE,
MARCH 31, 2012:	$ 954.33	$ 976.88	$ 999.95	$ 1,011.82	$ 1,047.72
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.42%	-2.92%	-2.41%	-2.16%	-1.41%
Partnership expenses (1) (2)	3.42%	2.92%	2.41%	2.16%	1.41%

TOTAL RETURN:	-0.58%	-0.45%	-0.33%	-0.27%	-0.08%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$ 1,068.75	$ 1,087.13	$ 1,105.83	$ 1,115.12	$ $ 1,144.17

NET OPERATING RESULTS:
Net investment loss	(9.08)	(7.89)	(6.64)	(6.00)	(4.01)
Net realized/unrealized loss	(7.97)	(8.10)	(8.26)	(8.33)	(8.57)
Net loss	(17.05)	(15.99)	(14.90)	(14.33)	(12.58)

NET ASSET VALUE,
MARCH 31, 2011:	$ 1,051.70	$ 1,071.14	$ 1,090.93	$ 1,100.79	$ 1,131.59
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.45%	-2.94%	-2.43%	-2.18%	-1.42%
Partnership expenses (1) (2)	3.45%	2.94%	2.43%	2.18%	1.42%

TOTAL RETURN:	-1.60%	-1.47%	-1.35%	-1.29%	-1.10%

(1) Annualized

(2) Does not include the expenses of the Trading Companies in which the Partnership invests.

LV FUTURES FUND L.P.
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

LV FUTURES FUND L.P.
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

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

5.  Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This new guidance did not have a significant impact on the Partnership’s financial statements.

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2012
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in TT II, LLC	–	14,514,175	–	14,514,175
Investment in WNT I, LLC	–	8,851,794	–	8,851,794
Investment in Kaiser I, LLC	–	6,112,708	–	6,112,708
Investment in Chesapeake I, LLC	–	5,260,561	–	5,260,561
Investment in Rotella I, LLC	–	4,856,845	–	4,856,845
Investment in GLC I, LLC	–	4,216,111	–	4,216,111
Investment in Augustus I, LLC	–	3,704,881	–	3,704,881

December 31, 2011
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in TT II, LLC	–	14,111,867	–	14,111,867
Investment in Kaiser I, LLC	–	10,573,213	–	10,573,213
Investment in WNT I, LLC	–	8,959,457	–	8,959,457
Investment in Augustus I, LLC	–	5,112,295	–	5,112,295
Investment in Rotella I, LLC	–	5,082,011	–	5,082,011
Investment in Chesapeake I, LLC	–	4,910,449	–	4,910,449
Investment in GLC I, LLC	–	3,942,919	–	3,942,919

During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

At March 31, 2012, the Partnership’s investment in the Trading Companies represented approximately: TT II, LLC 30.55%; WNT I, LLC 18.65%; Kaiser I, LLC 12.85%; Chesapeake I, LLC 11.10%; Rotella I, LLC 10.20%; GLC I, LLC 8.85%; and Augustus I, LLC 7.80% of the total investments of the Partnership, respectively.

At December 31, 2011, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 20.05%; TT II, LLC 26.80%; Rotella I, LLC 9.65%; Augustus I, LLC 9.70%; GLC I, LLC 7.50%; Chesapeake I, LLC 9.30%  and WNT I, LLC 17.00% of the total investments of the Partnership, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three months ended March 31, 2012 and 2011, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2012	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
TT II, LLC	9,119	(2,717,204)	17,771,365	15,054,161
WNT I, LLC	215	(62,105)	(86,620)	(148,725)
Kaiser I, LLC	(2,694)	(107,566)	(242,613)	(350,179)
Chesapeake I, LLC	453	(79,363)	(642,542)	(721,905)
Rotella I, LLC	(18)	(33,002)	(279,103)	(312,105)
GLC I, LLC	(180)	(53,055)	776,396	723,341
Augustus I, LLC	(586)	(57,951)	700,762	642,811

For the Three Months Ended March 31, 2011	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Kaiser I, LLC	(5,170)	(269,047)	(491,104)	(760,151)
TT II, LLC	525	(291,121)	(444,648)	(735,769)
Morgan Stanley Smith Barney DKR Fusion I, LLC	(127)	(116,464)	(179,513)	(295,977)
Rotella I, LLC	(8,030)	(143,127)	(251,477)	(394,604)
Chesapeake I, LLC	(21,653)	(441,187)	1,688,266	1,247,079

6.  Other Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented.  The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

7.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2012, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 18.80%; Currency 32.68%; Equity 23.06%; and Commodity 25.46%.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 19 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) on investments” for open contracts, and recorded as “Realized” when open positions are closed out.  The sum of these amounts constitutes the Trading Companies’ trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2012
The Partnership recorded total realized/net change in unrealized appreciation on investments of $151,831 and expenses totaling $379,418, resulting in a net loss of $227,587 for the quarter ended March 31, 2012.  The Partnership’s net asset value per Unit by share Class is provided in the table below.
Share Class	NAV at 3/31/12	NAV at 12/31/11

A	$954.33	$959.86
B	$976.88	$981.31
C	$999.95	$1,003.23
D	$1,011.82	$1,014.52
Z	$1,047.72	$1,048.53

During the first quarter, the Partnership posted a loss in net asset value per Unit as losses in interest rates, agriculturals, currencies, and metals offset profits in energies and stock indices.

The most significant losses were incurred within the global interest rate sector in February and March from long positions in U.S., European, and Australian fixed-income futures as prices fell amid optimism that Greece would receive a second bailout and after the U.S. Federal Reserve upwardly revised its U.S. economic outlook. Within the agricultural complex, losses were recorded during January from long positions in corn futures as prices fell sharply early in the month after favorable weather boosted crop prospects in South America. Within the currency markets, losses were experienced during March from long positions in the Australian dollar, New Zealand dollar, and South African rand versus the U.S. dollar as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Within the metals sector, losses were recorded in January from short futures positions in nickel, zinc, and aluminum as base metals prices advanced on speculation demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Additional losses were incurred in this sector during March from long positions in gold and silver futures as prices moved lower amid a rise in the value of the U.S. dollar, which reduced demand for the precious metals.

A portion of the Partnership’s losses for the quarter was offset by gains recorded within the energy markets during January and March from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced in this market sector during February from long futures positions in Brent crude oil, RBOB (unleaded) gasoline, and heating oil as prices increased on concerns over inventory levels and rising tensions in the Middle East. Within the global stock index sector, gains were achieved during February from long positions in European, U.S., and Pacific Rim equity index futures as prices rose amid positive economic news, including a better-than-expected U.S. employment report and an expansion in manufacturing in China, Europe, and the U.S. Prices continued to advance after China cut banks’ reserve requirements to fuel lending and buoy growth.

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

A portion of the Partnership’s losses for the quarter was offset by gains achieved within the energy markets throughout the majority of the quarter from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa, prompting concerns that crude supplies may be disrupted. Within the metals complex, gains were recorded primarily during February from long futures positions in silver and gold as prices of silver futures extended a rally to a 30-year high and prices of gold futures approached an all-time high amid mounting unrest in the Middle East, which spurred “safe haven” demand for precious metals. Gains were experienced within the global stock index markets, primarily during February, from long positions in U.S. equity index futures as prices were supported higher throughout the first half of the month amid positive economic reports, including faster-than-expected global growth, a rebound in U.S. retail sales, and strong corporate earnings reports. Lastly, smaller gains were contributed within the agricultural complex, primarily during January, due to long positions in corn futures as prices rose to the highest levels since July 2008 after the U.S. government lowered forecasts for domestic inventories as adverse weather slashed harvests.

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

The Partnership’s and the Trading Companies’ past performance are no guarantee of their future results.  Any attempt to numerically quantify the Trading Companies’ market risk is limited by the uncertainty of their speculative trading.  The Trading Companies’ speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Trading Companies’ experiences to date as discussed under the “Trading Companies’ Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed below.

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

VaR is a measure of the maximum amount which each Trading Company could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of each Trading Company’s speculative trading and the recurrence in the markets traded by the Trading Companies of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR of each Trading Company’s experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Trading Companies’ losses in any market sector will be limited to VaR or by the Trading Companies’ attempts to manage its market risk.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of March 31, 2012, Chesapeake I, LLC’s total capitalization was $12,612,527.  The Partnership owned approximately 42% of Chesapeake I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$303,632	2.41%

Interest Rate	201,983	1.60%

Equity	338,520	2.68%

Commodity	813,114	6.45%

Total	$1,657,249	13.14%

                                                                     Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$460,983	$227,842	$317,717
Interest Rate	$421,156	$201,609	$345,638
Equity	$460,528	$158,395	$355,513
Commodity	$830,299	$576,110	$774,601
* Average of month-end VaR

As of March 31, 2012, Kaiser I, LLC’s total capitalization was $15,344,367.  The Partnership owned approximately   40% of Kaiser I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$96,099	0.63%

Interest Rate	68,817	0.45%

Equity	202,000	1.32%

Commodity	36,045	0.23%

Total	$402,961	2.63%

   Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$521,285	$29,787	$216,525
Interest Rate	$399,602	$49,024	$186,008
Equity	$856,581	$10,181	$240,585
Commodity	$102,938	$6,075	$44,505
* Average of month-end VaR

As of March 31, 2012, TT II, LLC’s total capitalization was $529,034,330.  The Partnership owned approximately   3% of TT II, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$19,303,602	3.65%

Interest Rate	17,648,239	3.34%

Equity	13,506,783	2.55%

Commodity	17,517,314	3.31%

Total	$67,975,938	12.85%

                                Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$41,325,209	$10,128,961	$29,804,545
Interest Rate	$20,024,732	$11,155,384	$16,408,509
Equity	$14,826,852	$4,231,868	$10,770,049
Commodity	$20,966,426	$13,667,931	$17,478,629
* Average of month-end VaR

As of March 31, 2012, Rotella I, LLC’s total capitalization was $6,726,655.  The Partnership owned approximately 72% of Rotella I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$194,380	2.89%

Interest Rate	145,031	2.16%

Equity	250,255	3.72%

Commodity	119,668	1.78%

Total	$709,334	10.55%

   Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$323,590	$109,815	$233,101
Interest Rate	$373,496	$140,608	$214,319
Equity	$405,560	$88,279	$243,449
Commodity	$182,129	$80,855	$141,751
* Average of month-end VaR

As of March 31, 2012, Augustus I, LLC’s total capitalization was $10,369,032.  The Partnership owned approximately 36% of Augustus I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$419,459	4.05%

Interest Rate	22,275	0.21%

Total	$441,734	4.26%

                                           Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,984,508	$336,201	$1,571,281
Interest Rate	$163,259	$22,275	$78,252
* Average of month-end VaR

As of March 31, 2012, GLC I, LLC’s total capitalization was $10,183,347.  The Partnership owned approximately    41% of GLC I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$525,540	5.16%

Interest Rate	12,599	0.12%

Equity	106,236	1.04%

Total	$644,375	6.32%

                                                                             Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$775,937	$101,024	$524,914
Interest Rate	$283,664	$12,498	$106,016
Equity	$227,652	$40,804	$115,748
* Average of month-end VaR

As of March 31, 2012, WNT I, LLC’s total capitalization was $12,259,595.  The Partnership owned approximately   72% of WNT I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$480,479	3.92%

Interest Rate	245,813	2.01%

Equity	383,122	3.13%

Commodity	396,907	3.24%

Total	$1,506,321	12.30%

                                   Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$480,913	$316,730	$425,783
Interest Rate	$535,919	$225,412	$381,631
Equity	$504,132	$106,730	$356,444
Commodity	$442,465	$231,204	$374,904
* Average of month-end VaR

As of December 31, 2011, Chesapeake I, LLC’s total capitalization was $10,859,791.  The Partnership owned approximately 45% of Chesapeake I, LLC.

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$389,541	3.59%

Interest Rate	355,542	3.27%

Equity	158,814	1.46%

Commodity	575,673	5.30%

Total	$1,479,570	13.62%

                         Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$459,497	$143,547	$252,159
Interest Rate	$379,708	$155,184	$231,456
Equity	$551,279	$75,094	$306,229
Commodity	$882,032	$429,419	$618,534

As of December 31, 2011, Kaiser I, LLC’s total capitalization was $27,734,037.  The Partnership owned approximately 38% of Kaiser I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$6,147	0.02%

Interest Rate	80,677	0.29%

Equity	70,976	0.26%

Total	$157,800	0.57%

                         Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$816,769	$6,147	$221,158
Interest Rate	$498,385	–	$229,132
Equity	$886,068	–	$182,840
Commodity	$389,614	–	$144,118

As of December 31, 2011, TT II, LLC’s total capitalization was $476,615,913.  The Partnership owned approximately 3% of TT II, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$9,977,318	2.09%

Interest Rate	14,916,316	3.13%

Equity	4,335,111	0.91%

Commodity	17,904,472	3.76%

Total	$47,133,217	9.89%

                         Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$22,372,356	$688,683	$7,090,978
Interest Rate	$15,002,665	$398,638	$5,207,746
Equity	$9,307,243	$778,042	$2,729,767
Commodity	$26,711,030	$512,564	$9,752,503

As of December 31, 2011, Rotella I, LLC’s total capitalization was $6,960,774.  The Partnership owned approximately 73% of Rotella I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$264,167	3.80%

Interest Rate	275,444	3.96%

Equity	113,818	1.64%

Commodity	80,855	1.16%

Total	$734,284	10.56%

                         Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$819,044	$78,222	$255,710
Interest Rate	$479,029	$83,022	$192,477
Equity	$424,761	$58,388	$160,825
Commodity	$268,327	$49,937	$138,984

As of December 31, 2011, Augustus I, LLC’s total capitalization was $12,936,533.  The Partnership owned approximately 40% of Augustus I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$1,615,546	12.49%

Interest Rate	162,443	1.26%

Total	$1,777,989	13.75%

                         Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,193,622	$229,785	$985,151
Interest Rate	$433,616	$11,222	$118,598

As of December 31, 2011, GLC I, LLC’s total capitalization was $10,399,401.  The Partnership owned approximately 38% of GLC I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$446,689	4.30%

Interest Rate	198,318	1.91%

Equity	149,844	1.44%

Total	$794,851	7.65%

                         Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$620,871	$2,036	$167,011
Interest Rate	$441,278	$4,738	$125,982
Equity	$349,678	$33,318	$134,083
Commodity	$13,017	–	$2,537

As of December 31, 2011, WNT I, LLC’s total capitalization was $12,271,476.  The Partnership owned approximately 73% of WNT I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$300,739	2.45%

Interest Rate	297,714	2.43%

Equity	104,471	0.85%

Commodity	231,173	1.88%

Total	$934,097	7.61%

                         Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$429,467	$90,742	$232,971
Interest Rate	$409,363	$136,938	$212,095
Equity	$512,198	$49,529	$204,206
Commodity	$679,393	$87,985	$294,411
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

The Trading Companies also maintain a substantial portion of their available assets in unrestricted cash at MSSB; as of March 31, 2012, such amount was equal to:
•	approximately 94% of Kaiser I, LLC’s net assets.
•	approximately 85% of TT II, LLC’s net assets.
•	approximately 89% of Rotella I, LLC’s net assets.
•	approximately 95% of Augustus I, LLC’s net assets.
•	approximately 94% of GLC I, LLC’s net assets.
•	approximately 85% of Chesapeake I, LLC’s net assets.
•	approximately 87% of WNT I, LLC’s net assets.

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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2012.

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

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
There were no additional information to supplement or amend the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners, from inception through March 31, 2012, was $112,575,374.  Since inception, the Partnership received $805,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following chart sets forth the purchases of redeemable Units by the Partnership.
Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class A
January 1, 2012 - January 31, 2012	609.873	963.84	N/A	N/A
February 1, 2012 – February 29, 2012	841.624	967.82	N/A	N/A
March 1, 2012 - March 31, 2012	1,632.986	954.33	N/A	N/A
	3,084.483	959.89

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class B
January 1, 2012 - January 31, 2012	181.064	985.80	N/A	N/A
February 1, 2012 – February 29, 2012	–	–	N/A	N/A
March 1, 2012 – March 31, 2012	239.962	976.88	N/A	N/A
	421.026	980.72

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class C
January 1, 2012 – January 31, 2012	154.000	1,008.24	N/A	N/A
February 1, 2012 – February 29, 2012	260.000	1,013.23	N/A	N/A
March 1, 2012 - March 31, 2012	–	–	N/A	N/A
	414.000	1,011.37

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class D
January 1, 2012 – January 31, 2012	–	–	N/A	N/A
February 1, 2012 – February 29, 2012	–	–	N/A	N/A
March 1, 2012 - March 31, 2012	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class Z
January 1, 2012 – January 31, 2012	–	–	N/A	N/A
February 1, 2012 – February 29, 2012	–	–	N/A	N/A
March 1, 2012 - March 31, 2012	22.509	1,047.72	N/A	N/A
	22.509	1,047.72

*
Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

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

LV Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 15, 2012	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.