Form 10-Q
period 2012-06-30
LV Futures Fund L.P.
filed 2012-08-14
CIK 1428043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission File Number: 000-53114

LV FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-8529012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ceres Managed Futures LLC
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(855) 672-4468

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

LV FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2012 and December 31, 2011	2

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2012 and 2011	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2012 and 2011	4

	Notes to Financial Statements	5-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-46

Item 4.	Controls and Procedures	46-47

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48-56

Item 1A.	Risk Factors	56-58

Item 2.	Unregistered Sales of Securities and Use of Proceeds	58-60

Item 4.	Mine Safety Disclosures	60

Item 6.	Exhibits	61

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LV FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in TT II, LLC	14,530,761	14,111,867
Investment in WNT I, LLC	8,421,570	8,959,457
Investment in Chesapeake I, LLC	4,821,874	4,910,449
Investment in Rotella I, LLC	4,664,996	5,082,011
Investment in Kaiser I, LLC	3,790,875	10,573,213
Investment in GLC I, LLC	3,608,184	3,942,919
Investment in Augustus I, LLC	3,188,665	5,112,295

Total Investments in Affiliated Trading Companies, at fair value (cost $44,883,150 and $54,509,713, respectively)	43,026,925	52,692,211

Total Assets	43,026,925	52,692,211

LIABILITIES

Redemptions payable	1,114,182	3,250,987

Total Liabilities	1,114,182	3,250,987

PARTNERS’ CAPITAL
Class A (29,300.573 and 34,210.600 Units, respectively)	27,354,352	32,837,331
Class B (5,078.696 and 6,075.289 Units, respectively)	4,859,517	5,961,752
Class C (9,132.728 and 9,546.728 Units, respectively)	8,956,295	9,577,626
Class D (59.829 and 59.829 Units, respectively)	59,407	60,698
Class Z (663.198 and 957.352 Units, respectively)	683,172	1,003,817

Total Partners’ Capital	41,912,743	49,441,224

Total Liabilities and Partners’ Capital	43,026,925	52,692,211

NET ASSET VALUE PER UNIT
Class A	933.58	959.86
Class B	956.84	981.31
Class C	980.68	1,003.23
Class D	992.95	1,014.52
Class Z	1,030.12	1,048.53

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2012	2011	2012	2011
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	191,216	271,341	399,470	561,804
General Partner fees	112,981	165,505	235,241	343,891
Administrative fees	45,192	66,201	94,096	137,556

Total Expenses	349,389	503,047	728,807	1,043,251
NET INVESTMENT LOSS	(349,389)	(503,047)	(728,807)	(1,043,251)

REALIZED/NET CHANGE IN UNREALIZED
DEPRECIATION ON INVESTMENTS
Realized	(98,561)	889,004	(362,143)	1,298,770
Net change in unrealized depreciation
on investments	(454,136)	(3,650,142)	(38,723)	(4,564,210)

Total Realized/Net Change in Unrealized
Depreciation on Investments	(552,697)	(2,761,138)	(400,866)	(3,265,440)
NET LOSS	(902,086)	(3,264,185)	(1,129,673)	(4,308,691)

NET LOSS ALLOCATION
Class A	(605,306)	(2,040,595)	(778,918)	(2,719,055)
Class B	(106,249)	(329,955)	(132,694)	(440,206)
Class C	(176,030)	(747,885)	(202,622)	(965,412)
Class D	(1,129)	(95,854)	(1,291)	(121,922)
Class Z	(13,372)	(49,896)	(14,148)	(62,096)

NET LOSS PER UNIT *
Class A	(20.75)	(53.53)	(26.28)	(70.58)
Class B	(20.04)	(53.22)	(24.47)	(69.21)
Class C	(19.27)	(52.89)	(22.55)	(67.79)
Class D	(18.87)	(52.70)	(21.57)	(67.03)
Class Z	(17.60)	(52.11)	(18.41)	(64.69)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	30,719.052	38,379.592	32,191.420	38,981.516
Class B	5,468.567	6,656.018	5,754.039	7,157.511
Class C	9,132.728	14,315.005	9,244.673	15,113.206
Class D	59.829	1,818.843	59.829	1,818.843
Class Z	901.246	957.352	929.299	960.436

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2011	32,837,331	5,961,752	9,577,626	60,698	1,003,817	49,441,224

Subscriptions	411,500	125,000	–	–	–	536,500

Net Loss	(778,918)	(132,694)	(202,622)	(1,291)	(14,148)	(1,129,673)

Redemptions	(5,115,561)	(1,094,541)	(418,709)	–	(306,497)	(6,935,308)

Partners’ Capital,
June 30, 2012	27,354,352	4,859,517	8,956,295	59,407	683,172	41,912,743

Partners’ Capital,
December 31, 2010	42,648,264	8,463,247	18,178,357	2,028,255	1,115,979	72,434,102

Subscriptions	2,393,226	596,880	673,500	–	–	3,663,606

Net Loss	(2,719,055)	(440,206)	(965,412)	(121,922)	(62,096)	(4,308,691)

Redemptions	(5,263,887)	(1,991,119)	(4,262,079)	–	(20,444)	(11,537,529)

Partners’ Capital,
June 30, 2011	37,058,548	6,628,802	13,624,366	1,906,333	1,033,439	60,251,488

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2011	34,210.600	6,075.289	9,546.728	59.829	957.352	50,849.798

Subscriptions	428.231	126.801	–	–	–	555.032

Redemptions	(5,338.258)	(1,123.394)	(414.000)	–	(294.154)	(7,169.806)

Ending Units,
June 30, 2012	29,300.573	5,078.696	9,132.728	59.829	663.198	44,235.024

Beginning Units,
December 31, 2010	39,904.989	7,784.920	16,438.640	1,818.843	975.359	66,922.751

Subscriptions	2,258.482	563.218	605.343	–	–	3,427.043

Redemptions	(5,037.073)	(1,836.015)	(3,918.963)	–	(18.007)	(10,810.058)

Ending Units,
June 30, 2011	37,126.398	6,512.123	13,125.020	1,818.843	957.352	59,539.736

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of LV Futures Fund L.P. (“LV” or the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011 (the “Form 10-K”).

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

The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at June 30, 2012, are as follows:

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

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  Related Party Transactions
The cash held by each Trading Company may be on deposit with MSSB, MS&Co., and/or MSIP in Futures Interest trading accounts to meet margin requirements as needed.  MSSB pays each Trading Company at each month end interest income on 100% of its average daily funds held at MSSB.  Assets deposited with MS&Co. and MSIP as margin are credited with interest income at a rate approximately equivalent to what MS&Co. and MSIP pay or charge other customers on such assets deposited as margin.  Assets not deposited as margin with MS&Co. and MSIP are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero.  For purposes of such interest payments, net assets do not include monies owed to each Trading Company on Futures Interests. MSSB and MS&Co. will retain any excess interest not paid to each Trading Company.

The Partnership pays monthly administrative fees and general partner fees to Ceres.  The Partnership pays to MSSB ongoing placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partners’ Units as of the beginning of each month.

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Financial Highlights for three and six months ended June 30, 2012 and 2011 were as follows:

	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2012:	$ 954.33	$ 976.88	$ 999.95	$ 1,011.82	$ 1,047.72

NET OPERATING RESULTS:
Net investment loss	(8.18)	(7.15)	(6.06)	(5.48)	(3.70)
Net realized/unrealized loss	(12.57)	(12.89)	(13.21)	(13.39)	(13.90)
Net loss	(20.75)	(20.04)	(19.27)	(18.87)	(17.60)

NET ASSET VALUE,
JUNE 30, 2012:	$ 933.58	$ 956.84	$ 980.68	$ 992.95	$ 1,030.12
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.42%	-2.92%	-2.41%	-2.16%	-1.41%
Partnership expenses (1) (2)	3.42%	2.92%	2.41%	2.16%	1.41%

TOTAL RETURN:	-2.17%	-2.05%	-1.93%	-1.86%	-1.68%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2012:	$ 959.86	$ 981.31	$ 1,003.23	$ 1,014.52	$ 1,048.53

NET OPERATING RESULTS:
Net investment loss	(16.37)	(14.29)	(12.11)	(10.96)	(7.39)
Net realized/unrealized loss	(9.91)	(10.18)	(10.44)	(10.61)	(11.02)
Net loss	(26.28)	(24.47)	(22.55)	(21.57)	(18.41)

NET ASSET VALUE,
JUNE 30, 2012:	$ 933.58	$ 956.84	$ 980.68	$ 992.95	$ 1,030.12
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.42%	-2.92%	-2.41%	-2.16%	-1.41%
Partnership expenses (1) (2)	3.42%	2.92%	2.41%	2.16%	1.41%

TOTAL RETURN:	-2.74%	-2.49%	-2.25%	-2.13%	-1.76%

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2011:	$ 1,051.70	$ 1,071.14	$ 1,090.93	$ 1,100.79	$ $ 1,131.59

NET OPERATING RESULTS:
Net investment loss	(8.94)	(7.77)	(6.55)	(5.92)	(3.97)
Net realized/unrealized loss	(44.59)	(45.45)	(46.34)	(46.78)	(48.14)
Net loss	(53.53)	(53.22)	(52.89)	(52.70)	(52.11)

NET ASSET VALUE,
JUNE 30, 2011:	$ 998.17	$ 1,017.92	$ 1,038.04	$ 1,048.09	$ 1,079.48
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	-2.16%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	2.16%	1.40%

TOTAL RETURN:	-5.09%	-4.97%	-4.85%	-4.79%	-4.61%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$ 1,068.75	$ 1,087.13	$ 1,105.83	$ 1,115.12	$ $ 1,144.17

NET OPERATING RESULTS:
Net investment loss	(18.02)	(15.67)	(13.20)	(11.92)	(7.97)
Net realized/unrealized loss	(52.56)	(53.54)	(54.59)	(55.11)	(56.72)
Net loss	(70.58)	(69.21)	(67.79)	(67.03)	(64.69)

NET ASSET VALUE,
JUNE 30, 2011:	$ 998.17	$ 1,017.92	$ 1,038.04	$ 1,048.09	$ 1,079.48
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.43%	-2.93%	-2.42%	-2.17%	-1.41%
Partnership expenses (1) (2)	3.43%	2.93%	2.42%	2.17%	1.41%

TOTAL RETURN:	-6.60%	-6.37%	-6.13%	-6.01%	-5.65%

(1) Annualized

(2) Does not include the expenses of the Trading Companies in which the Partnership invests.

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value,

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Trading Companies’ Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Trading Companies’ Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

5.  Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”).  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This new guidance did not have a significant impact on the Partnership’s financial statements.

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2012
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in TT II, LLC	–	14,530,761	–	14,530,761
Investment in WNT I, LLC	–	8,421,570	–	8,421,570
Investment in Chesapeake I, LLC	–	4,821,874	–	4,821,874
Investment in Rotella I, LLC	–	4,664,996	–	4,664,996
Investment in Kaiser I, LLC	–	3,790,875	–	3,790,875
Investment in GLC I, LLC	–	3,608,184	–	3,608,184
Investment in Augustus I, LLC	–	3,188,665	–	3,188,665

December 31, 2011
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in TT II, LLC	–	14,111,867	–	14,111,867
Investment in Kaiser I, LLC	–	10,573,213	–	10,573,213
Investment in WNT I, LLC	–	8,959,457	–	8,959,457
Investment in Augustus I, LLC	–	5,112,295	–	5,112,295
Investment in Rotella I, LLC	–	5,082,011	–	5,082,011
Investment in Chesapeake I, LLC	–	4,910,449	–	4,910,449
Investment in GLC I, LLC	–	3,942,919	–	3,942,919

During the period January 1, 2012 to June 30, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

At June 30, 2012, the Partnership’s investment in the Trading Companies represented approximately: TT II, LLC 33.75%; WNT I, LLC 19.60%; Kaiser I, LLC 8.80%; Chesapeake I, LLC 11.20%; Rotella I, LLC 10.85%; GLC I, LLC 8.40%; and Augustus I, LLC 7.40% of the total investments of the Partnership, respectively.

At December 31, 2011, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 20.05%; TT II, LLC 26.80%; Rotella I, LLC 9.65%; Augustus I, LLC 9.70%; GLC I, LLC 7.50%; Chesapeake I, LLC 9.30%  and WNT I, LLC 17.00% of the total investments of the Partnership, respectively.

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2012 and 2011, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

For the Three Months Ended June 30, 2012	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
TT II, LLC	(7,840)	(3,788,113)	21,151,890	17,363,777
WNT I, LLC	(273)	(63,649)	(540,047)	(603,696)
Chesapeake I, LLC	169	(84,135)	(1,036,491)	(1,120,626)
Rotella I, LLC	(293)	(31,549)	(237,996)	(269,545)
Kaiser I, LLC	(398)	(54,647)	515,658	461,011

For the Six Months Ended June 30, 2012	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
TT II, LLC	1,279	(6,505,317)	38,923,255	32,417,938
WNT I, LLC	(58)	(125,754)	(626,667)	(752,421)
Chesapeake I, LLC	622	(163,498)	(1,679,033)	(1,842,531)
Rotella I, LLC	(311)	(64,551)	(517,099)	(581,650)
Augustus I, LLC	(1,679)	(112,249)	704,646	592,397

For the Three Months Ended June 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Kaiser I, LLC	(6,514)	(269,958)	153,147	(116,811)
TT II, LLC	(1,187)	(1,106,614)	(13,055,667)	(14,162,281)

For the Six Months Ended June 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
Kaiser I, LLC	(11,684)	(539,005)	(337,957)	(876,962)
TT II, LLC	(662)	(1,397,735)	(13,500,315)	(14,898,050)

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Other Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented.  The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

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

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

8.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2012, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 37.1%; Currency 18.0%; Equity 15.9%; and Commodity 29.0%.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

As of June 30, 2012 and March 31, 2012, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 6/30/2012	Allocation as of 3/31/2012

Augustus I, LLC	7.40%	7.80%

Chesapeake I, LLC	11.20%	11.10%

GLC I, LLC	8.40%	8.85%

Kaiser I, LLC	8.80%	12.85%

Rotella I, LLC	10.85%	10.20%

TT II, LLC	33.75%	30.55%

WNT I, LLC	19.60%	18.65%

The Partnership’s results of operations set forth in the financial statements on pages 2 through 21 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) on investments” for open contracts, and recorded as “Realized” when open positions are closed out.  The sum of these amounts constitutes the Trading Companies’ trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2012
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(552,697) and expenses totaling $349,389, resulting in a net loss of $902,086 for the three months ended June 30, 2012.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/12	NAV at 3/31/12

A	$933.58	$954.33
B	$956.84	$976.88
C	$980.68	$999.95
D	$992.95	$1,011.82
Z	$1,030.12	$1,047.72

The most significant trading losses were incurred within the global stock index markets during April and May from long positions in U.S. and European equity index futures as prices declined amid an unexpected rise in the U.S. unemployment rate and weakening economic data from China and Europe. Within the energy sector, losses were recorded during May from long futures positions in crude oil and its related products as prices declined after crude stockpiles increased in the U.S., the world’s largest energy consumer. Additional losses were experienced in energies during June from short positions in natural gas futures as prices advanced to the highest level since January on forecasts of above-normal temperatures across the U.S. Within the currency markets, losses were recorded during June from short positions in the euro, Swedish krona, and Swiss franc versus the U.S. dollar as the value of these European currencies increased against the U.S. dollar after European Union leaders eased terms on Spanish bank loans and moved towards resolving the region’s debt crisis. Losses were also incurred within the agricultural complex during June from short positions in corn futures as prices rose after inventories dropped and on speculation that hot, dry weather will increase stress on crops in the U.S. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the global interest rate sector during April and May from long positions in European and U.S. fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government, adding to concern that central banks and politicians are failing to contain the European debt crisis. Within the metals markets, gains were experienced during May from short positions in silver futures as prices moved lower amid a rise in the value of the U.S. dollar, which diminished demand for the precious metal.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(400,866) and expenses totaling $728,807, resulting in a net loss of $1,129,673 for the six months ended June 30, 2012.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/12	NAV at 12/31/11

A	$933.58	$959.86
B	$956.84	$981.31
C	$980.68	$1,003.23
D	$992.95	$1,014.52
Z	$1,030.12	$1,048.53

The most significant trading losses were incurred within the agricultural complex during January and June. In January, long positions in corn futures resulted in losses as prices fell sharply early in the month after favorable weather boosted crop prospects in South America. During June, newly established short positions in corn futures recorded losses as prices rose after inventories dropped and on speculation that hot, dry weather will increase stress on crops in the U.S. Within the currency markets, losses were experienced during March from long positions in the Australian dollar, New Zealand dollar, and South African rand versus the U.S. dollar as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Additional currency losses were recorded in June from short positions in the euro, Swedish krona, and Swiss franc versus the U.S. dollar as the value of these European currencies increased against the U.S. dollar after European Union leaders eased terms on Spanish bank loans and moved towards resolving the region’s debt crisis. Within the global stock index sector, losses were incurred during April and May from long positions in U.S. and European equity index futures as prices rose on mounting concern about the European debt crisis. Losses were also recorded within the metals markets during March from long positions in gold and silver futures as prices moved lower amid a rise in the value of the U.S. dollar, which reduced demand for the precious metals. Meanwhile, additional losses in metals trading were incurred during April from short positions in copper futures as prices advanced during the second half of the month after pending sales of U.S. homes rose more than forecast. Lastly, losses were experienced within the energy sector during May from long futures positions in crude oil and its related products as prices declined after crude stockpiles increased in the U.S., the world’s largest energy consumer. Additional losses were experienced in energies during June from short positions in natural gas futures as prices advanced to the highest level since January on forecasts of above-normal temperatures across the U.S. A portion of the Partnership’s losses for the first half of the year was offset by gains achieved within the global interest rate sector during April and May from long positions in European and U.S. fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government, adding to concern that central banks and politicians are failing to contain the European debt crisis.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of June 30, 2012, Chesapeake I, LLC’s total capitalization was $12,591,629.  The Partnership owned approximately 38% of Chesapeake I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$362,135	2.88%

Interest Rate	314,552	2.50%

Equity	312,290	2.48%

Commodity	1,054,495	8.37%

Total	$2,043,472	16.23%

                                                                     Three Months Ended June 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	402,617	234,377	299,216
Interest Rate	314,552	201,281	248,111
Equity	522,655	304,200	427,234
Commodity	1,055,816	730,279	837,198
* Average of month-end VaR

As of June 30, 2012, Kaiser I, LLC’s total capitalization was $9,081,419.  The Partnership owned approximately 42% of Kaiser I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$188,141	2.07%

Interest Rate	117,108	1.29%

Equity	10,856	0.12%

Commodity	51,975	0.57%

Total	$368,080	4.05%

                                   Three Months Ended June 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	419,518	36,249	151,689
Interest Rate	339,898	32,960	164,562
Equity	315,494	7,033	87,487
Commodity	137,073	6,379	47,442
* Average of month-end VaR

As of June 30, 2012, TT II, LLC’s total capitalization was $543,835,013. The Partnership owned approximately 3% of TT II, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$18,475,030	3.40%

Interest Rate	28,560,621	5.25%

Equity	13,915,077	2.56%

Commodity	20,785,327	3.82%

Total	$81,736,055	15.03%

                                   Three Months Ended June 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	20,682,234	8,600,405	16,037,729
Interest Rate	35,683,131	17,786,817	29,181,976
Equity	16,000,163	10,045,008	12,545,511
Commodity	26,447,811	15,725,993	21,886,457
* Average of month-end VaR

As of June 30, 2012, Rotella I, LLC’s total capitalization was $6,547,947. The Partnership owned approximately 71% of Rotella I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$142,611	2.18%

Interest Rate	155,543	2.38%

Equity	192,236	2.94%

Commodity	64,377	0.98%

Total	$554,767	8.48%

                                    Three Months Ended June 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	373,337	114,117	234,683
Interest Rate	247,481	147,141	183,205
Equity	310,387	76,418	157,337
Commodity	164,621	54,654	110,927
* Average of month-end VaR

As of June 30, 2012, Augustus I, LLC’s total capitalization was $9,687,048.  The Partnership owned approximately 33% of Augustus I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$460,240	4.75%

Interest Rate	211,437	2.18%

Total	$671,677	6.93%

                                                Three Months Ended June 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,151,157	353,186	895,473
Interest Rate	218,604	19,305	84,259
* Average of month-end VaR

As of June 30, 2012, GLC I, LLC’s total capitalization was $9,226,505. The Partnership owned approximately 39% of GLC I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$332,094	3.60%

Interest Rate	64,069	0.69%

Total	$396,163	4.29%

                                                                                  Three Months Ended June 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	597,610	64,476	350,261
Interest Rate	386,741	11,928	101,091
* Average of month-end VaR

As of June 30, 2012, WNT I, LLC’s total capitalization was $11,820,803.  The Partnership owned approximately 71% of WNT I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$362,650	3.07%

Interest Rate	555,243	4.70%

Equity	155,512	1.32%

Commodity	373,407	3.16%

Total	$1,446,812	12.25%

                                   Three Months Ended June 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	676,272	362,650	565,463
Interest Rate	687,293	256,907	544,955
Equity	402,254	155,512	283,789
Commodity	404,546	314,053	362,533
* Average of month-end VaR

As of December 31, 2011, Chesapeake I, LLC’s total capitalization was $10,859,791.  The Partnership owned approximately 45% of Chesapeake I, LLC.

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$389,541	3.59%

Interest Rate	355,542	3.27%

Equity	158,814	1.46%

Commodity	575,673	5.30%

Total	$1,479,570	13.62%

                              Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	459,497	143,547	252,159
Interest Rate	379,708	155,184	231,456
Equity	551,279	75,094	306,229
Commodity	882,032	429,419	618,534

As of December 31, 2011, Kaiser I, LLC’s total capitalization was $27,734,037.  The Partnership owned approximately 38% of Kaiser I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$6,147	0.02%

Interest Rate	80,677	0.29%

Equity	70,976	0.26%

Total	$157,800	0.57%

                              Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	816,769	6,147	221,158
Interest Rate	498,385	–	229,132
Equity	886,068	–	182,840
Commodity	389,614	–	144,118

As of December 31, 2011, TT II, LLC’s total capitalization was $476,615,913.  The Partnership owned approximately 3% of TT II, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$9,977,318	2.09%

Interest Rate	14,916,316	3.13%

Equity	4,335,111	0.91%

Commodity	17,904,472	3.76%

Total	$47,133,217	9.89%

                                Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	22,372,356	688,683	7,090,978
Interest Rate	15,002,665	398,638	5,207,746
Equity	9,307,243	778,042	2,729,767
Commodity	26,711,030	512,564	9,752,503

As of December 31, 2011, Rotella I, LLC’s total capitalization was $6,960,774.  The Partnership owned approximately 73% of Rotella I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$264,167	3.80%

Interest Rate	275,444	3.96%

Equity	113,818	1.64%

Commodity	80,855	1.16%

Total	$734,284	10.56%

                              Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	819,044	78,222	255,710
Interest Rate	479,029	83,022	192,477
Equity	424,761	58,388	160,825
Commodity	268,327	49,937	138,984

As of December 31, 2011, Augustus I, LLC’s total capitalization was $12,936,533.  The Partnership owned approximately 40% of Augustus I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$1,615,546	12.49%

Interest Rate	162,443	1.26%

Total	$1,777,989	13.75%

                              Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	2,193,622	229,785	985,151
Interest Rate	433,616	11,222	118,598

As of December 31, 2011, GLC I, LLC’s total capitalization was $10,399,401.  The Partnership owned approximately 38% of GLC I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$446,689	4.30%

Interest Rate	198,318	1.91%

Equity	149,844	1.44%

Total	$794,851	7.65%

                             Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	620,871	2,036	167,011
Interest Rate	441,278	4,738	125,982
Equity	349,678	33,318	134,083
Commodity	13,017	–	2,537

As of December 31, 2011, WNT I, LLC’s total capitalization was $12,271,476.  The Partnership owned approximately 73% of WNT I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$300,739	2.45%

Interest Rate	297,714	2.43%

Equity	104,471	0.85%

Commodity	231,173	1.88%

Total	$934,097	7.61%

                              Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	429,467	90,742	232,971
Interest Rate	409,363	136,938	212,095
Equity	512,198	49,529	204,206
Commodity	679,393	87,985	294,411
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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2012.

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

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS

Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since December 31, 2011:

The Company
Residential Mortgage and Credit Crisis Related Matters.
Class Actions.
On March 26, 2012, defendants filed a renewed motion to dismiss the complaint in In re Morgan Stanley ERISA Litigation.

On April 24, 2012, the court presiding in In re Morgan Stanley Pass-Through Certificate Litigation denied defendants’ motion for reconsideration of its denial-in-part of defendants’ motion to dismiss the second amended complaint. On July 16, 2012, the court denied defendants’ motion to dismiss the third amended complaint.

Other Litigation.
On February 29, 2012, U.S. Bank National Association, in its capacity as Trustee (“U.S. Bank”), filed a summons with notice on behalf of Morgan Stanley Mortgage Loan Trust 2006-4SL and Mortgage Pass-Through Certificates, Series 2006-4SL (together, the “Trust”) against the Company. The summons with notice is styled Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc. and is pending in New York Supreme Court, New York County. The notice asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $303 million, breached various representations and warranties. The notice seeks, among other relief, an order requiring the Company to comply with the loan breach remedy procedures in the transaction documents, unspecified damages, and interest.

On March 5, 2012, the plaintiff in The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al. filed a second amended complaint. On April 10, 2012, the Company filed a demurrer to certain causes of action in the amended complaint.

On March 12, 2012, the court presiding in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, the Company and other defendants filed a second motion to dismiss the amended complaints.

On March 9, 2012, in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al., the United States District Court for the District of Massachusetts denied plaintiff’s motion to remand the case to state court.

On March 20, 2012, the Company filed answers to the complaints in both cases styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc., denying their allegations. On June 13, 2012, the Company removed Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. to the United States District Court for the Southern District of Texas. On June 21, 2012, the Company moved to transfer the action to the United States District Court for the Southern District of New York (the “SDNY”). On July 12, 2012, plaintiff moved to remand the action to Texas state court.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $757 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates.

On May 1, 2012, Asset Management Fund d/b/a AMF Funds and certain of its affiliated funds filed a summons with notice against the Company in the Supreme Court of the State of New York, styled Asset Management Fund d/b/a AMF Funds et al v. Morgan Stanley et al. The notice alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $122 million. The notice identifies causes of action against the Company for, among other things, common-law fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation. The notice identifies the relief sought to include, among other things, monetary damages, punitive damages and rescission.

On May 4, 2012, the court in Abu Dhabi Commercial Bank v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion to dismiss claims against the Company for breach of fiduciary duty and negligence, and denied the Company’s motion to dismiss claims against the Company for negligent misrepresentation. On July 2, 2012, plaintiffs filed supplemental disclosures with the Court alleging that they are seeking approximately $811 million in compensatory damages. Plaintiffs are also seeking punitive damages.

On May 4, 2012, the court in King County, Washington, et al. v. IKB Deutsche Industriebank AG, et al., granted the Company’s motion to dismiss claims against the Company for breach of fiduciary duty and negligence, and denied the Company’s motion to dismiss claims against the Company for negligent misrepresentation.

On June 28, 2012, the court in Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al. overruled defendants’ demurrer to plaintiff’s first amended complaint, which demurrer was limited to statute of limitations and statute of repose grounds.

On May 21, 2012, the Company filed a motion to dismiss the complaint in Western and Southern Life Insurance Company, et al. v, Morgan Stanley Mortgage Capital Inc., et al.

On July 13, 2012, the Company filed a motion to dismiss the complaint in Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. On May 11, 2012, plaintiff withdrew its motion to remand in that action as well as in Federal Housing Finance Agency as Conservator v. General Electric Company et al.

Other Matters.
On April 2, 2012, the Company entered into a Consent Order (“Order”) with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) relating to the servicing of residential mortgage loans. The terms of the Order are substantially similar and, in many respects, identical to the orders entered into with the Federal Reserve Board by other large U.S. financial institutions. The Order, which is available on the Federal Reserve Board’s website, sets forth various allegations of improper conduct in servicing by Saxon, requires that the Company and its affiliates cease and desist such conduct, and requires that the Company, and its Board of Directors and affiliates, take various affirmative steps. The Order requires (i) the Company to engage an independent third-party consultant to conduct a review of certain foreclosure actions or proceedings that occurred or were pending between January 1, 2009 and

December 31, 2010; (ii) the adoption of policies and procedures related to management of third parties used to outsource residential mortgage servicing, loss mitigation or foreclosure; (iii) a “validation report” from an independent third-party consultant regarding compliance with the Order for the first year; and (iv) submission of quarterly progress reports as to compliance with the Order by the Company’s Board of Directors. The Order also provides that the Company will be responsible for the payment of any civil money penalties or compensatory payments assessed by the Federal Reserve Board related to such alleged conduct, which penalties or payments have not yet been determined.

Commercial Mortgage Related Matter.
On January 25, 2011, the Company was named as a defendant in The Bank of New York Mellon Trust, National Association v. Morgan Stanley Mortgage Capital, Inc., a litigation pending in the SDNY. The suit, brought by a trustee of a series of commercial mortgage pass-through certificates, alleges that the Company breached certain representations and warranties with respect to an $81 million commercial mortgage loan that was originated and transferred to the trust by the Company. The complaint seeks, among other things, to have the Company repurchase the loan and pay additional monetary damages. On June 27, 2011, the court denied the Company’s motion to dismiss, but directed the filing of an amended complaint. On July 29, 2011, the Company filed its answer to the first amended complaint. Factual discovery concluded on June 18, 2012. The court has indicated that motions for summary judgment are due to be filed by September 21, 2012.

Shareholder Derivative Matter.
On March 22, 2012, the Appellate Division of the Supreme Court of the State of New York affirmed the dismissal of the complaint in Security, Police and Fire Professionals of America Retirement Fund, et al. v. John J. Mack et al.

China Matter.
As disclosed in February 2009, the Company uncovered actions initiated by an employee based in China in an overseas real estate subsidiary that appeared to have violated the Foreign Corrupt Practices Act. The Company terminated the employee, reported the activity to appropriate authorities and cooperated with the investigations by the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”). On April 25, 2012, the DOJ announced that the former employee had pled guilty to certain criminal charges, and the SEC announced that it had brought certain civil charges against the former employee, which have been settled. On the same day, the DOJ and SEC announced that they will not take any action against the Company in connection with this matter.

Item 1A.  RISK FACTORS
In addition to the risk factors previously referenced in the Form 10-K, the risk factors below may also apply to an investment in the Partnership.

Trading Swaps Creates Distinctive Risks.  The Trading Advisors may trade in certain swaps.  Currently, swaps are not traded on exchanges and are not subject to the same type of government regulation as exchange markets.  As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions.  The swap markets are “principals’ markets,” in which performance with respect to a swap is the responsibility only of the counterparty to the contract, and not of any exchange or clearinghouse.  The Trading Companies are subject to the risk of the inability or refusal to perform with respect to swaps on the part of the counterparties, and until such time as these transactions are cleared or guaranteed by an exchange, the Trading Companies will be subject to the risk of counterparty default on their swaps.  In some swap transactions the counterparty may require a Trading Company to deposit collateral to support the Trading Company’s obligations under the swap agreement.  If the counterparty to such a swap defaults, the Trading Company would lose the net amount of payments that the Trading Company is contractually entitled to receive and could lose, in addition, any collateral deposits made with the counterparty.  There are no limitations on daily price movements in swaps.  Speculative position limits are not applicable to swaps.  Participants in the swap markets are not required to make continuous markets in the swaps they trade.

However, the regulation of swaps will be subject to substantial change under recently-enacted legislation and regulatory action.  These new requirements will alter the manner in which swaps will be traded.  Under the Dodd-Frank Act, many commodity swaps will be required to be cleared through clearing houses and executed on designated contract markets or swap execution facilities.  Security-based swaps will be subject to similar requirements as will apply to commodity swaps.  Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not.  These include margin, collateral and capital requirements, reporting obligations for certain swaps, speculative position limits, and other regulatory requirements.  Swaps which are not offered for clearing by a clearing house will continue to be able to be traded bi-laterally.  Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraph.

Partnership Performance May Be Hindered by Increased Competition for Positions.  Assets in managed futures have grown from an estimated $300 million in 1980 to over $291 billion in 2011.  This has resulted in increased trading competition.  Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Partnership’s Trading Advisors to obtain the best prices for the Partnership.

You Will Not Have Access to the Partnership’s Positions and Must Rely on the General Partner to Monitor the Trading Advisors.  As a Limited Partner, you will not have access to the Trading Companies’ trade positions.  Consequently, you will not know whether the Trading Advisors are adhering to the Partnership’s trading policies and must rely on the ability of the General Partner to monitor trading and protect your investment.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners, from inception through June 30, 2012, was $112,808,874.  Since inception, the Partnership received $805,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following chart sets forth the purchases of redeemable Units by the Partnership.
Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class A
April 1, 2012 – April 30, 2012	748.640	954.43	N/A	N/A
May 1, 2012 – May 31, 2012	767.814	979.30	N/A	N/A
June 1, 2012 – June 30, 2012	737.321	933.58	N/A	N/A
	2,253.775	956.08

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class B
April 1, 2012 – April 30, 2012	466.184	977.39	N/A	N/A
May 1, 2012 – May 31, 2012	–	–	N/A	N/A
June 1, 2012 – June 30, 2012	236.184	956.84	N/A	N/A
	702.368	970.48

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class C
April 1, 2012 – April 30, 2012	–	–	N/A	N/A
May 1, 2012 – May 31, 2012	–	–	N/A	N/A
June 1, 2012 – June 30, 2012	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class D
April 1, 2012 – April 30, 2012	–	–	N/A	N/A
May 1, 2012 – May 31, 2012	–	–	N/A	N/A
June 1, 2012 – June 30, 2012	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class Z
April 1, 2012 – April 30, 2012	23.483	1,049.58	N/A	N/A
May 1, 2012 – May 31, 2012	54.162	1,078.68	N/A	N/A
June 1, 2012 – June 30, 2012	194.000	1,030.12	N/A	N/A
	271.645	1,041.48

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

LV Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 14, 2012	By:	/s/Damian George
Damian George
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.