Form 10-Q
period 2013-06-30
LV Futures Fund L.P.
filed 2013-08-14
CIK 1428043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013 or

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

As of June 30, 2013, 20,091.668 Limited Partnership Class A Redeemable Units were outstanding, 3,563.047 Limited Partnership Class B Redeemable Units were outstanding, 5,584.163 Limited Partnership Class C Redeemable Units were outstanding, 405.473 Limited Partnership Class Z Redeemable Units were outstanding.

LV FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2013 and December 31, 2012	2

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013 and 2012	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2013 and 2012	4

	Notes to Financial Statements	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29-44

tem 4.	Controls and Procedures	44-45

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46-56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Securities and Use of Proceeds	56-58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58-61

Item 6.	Exhibits	62

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LV FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in TT II, LLC	8,149,609	12,246,448
Investment in WNT I, LLC	4,206,191	7,072,401
Investment in Augustus I, LLC	4,186,444	2,433,314
Investment in Rotella I, LLC	3,987,548	3,383,788
Investment in Boronia I, LLC	2,183,205	–
Investment in Kaiser I, LLC	1,772,384	3,186,918
Investment in Chesapeake I, LLC	–	4,408,930
Investment in GLC I, LLC	–	2,359,140

Total Investments in Affiliated Trading Companies, at fair value (cost $25,759,049 and $37,798,976, respectively)	24,485,381	35,090,939

Receivable from Affiliated Trading Company	2,779,792	–

Total Assets	27,265,173	35,090,939

LIABILITIES

Redemptions payable	440,639	2,004,495

Total Liabilities	440,639	2,004,495

PARTNERS’ CAPITAL
Class A (20,091.668 and 23,931.981Units, respectively)	17,879,506	21,372,186
Class B (3,563.047 and 4,141.422 Units, respectively)	3,266,119	3,800,182
Class C (5,584.163 and 7,860.274 Units, respectively)	5,272,731	7,410,939
Class D (0 and 23.012 Units, respectively)	–	22,006
Class Z (405.437 and 483.374 Units, respectively)	406,178	481,131

Total Partners’ Capital	26,824,534	33,086,444

Total Liabilities and Partners’ Capital	27,265,173	35,090,939

NET ASSET VALUE PER UNIT
Class A	889.90	893.04
Class B	916.67	917.60
Class C	944.23	942.83
Class D	–	956.28
Class Z	1,001.83	995.36

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	124,157	191,216	260,309	399,470
General Partner fees	72,324	112,981	152,624	235,241
Administrative fees	28,930	45,192	61,050	94,096

Total Expenses	225,411	349,389	473,983	728,807
NET INVESTMENT LOSS	(225,411)	(349,389)	(473,983)	(728,807)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON INVESTMENTS
Realized	(759,839)	(98,561)	(913,482)	(362,143)
Net change in unrealized appreciation
(depreciation) on investments	451,285	(454,136)	1,434,369	(38,723)

Total Realized/Net Change in Unrealized
Appreciation (Depreciation) on Investments	(308,554)	(552,697)	520,887	(400,866)
NET INCOME (LOSS)	(533,965)	(902,086)	46,904	(1,129,673)

NET INCOME (LOSS) ALLOCATION
Class A	(377,560)	(605,306)	(3,800)	(778,918)
Class B	(58,774)	(106,249)	13,482(1)	(132,694)
Class C	(91,045)	(176,030)	33,978	(202,622)
Class D	–	(1,129)	116	(1,291)
Class Z	(6,586)	(13,372)	3,128	(14,148)

NET INCOME (LOSS) PER UNIT *
Class A	(18.99)	(20.75)	(3.14)	(26.28)
Class B	(18.38)	(20.04)	(0.93)(1)	(24.47)
Class C	(17.73)	(19.27)	1.40	(22.55)
Class D	–	(18.87)	5.04	(21.57)
Class Z	(16.24)	(17.60)	6.47	(18.41)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	21,030.419	30,719.052	22,116.842	32,191.420
Class B	3,882.032	5,468.567	4,011.011	5,754.039
Class C	5,680.358	9,132.728	6,466.693	9,244.673
Class D	–	59.829	23.012	59.829
Class Z	405.437	901.246	430.842	929.299

* Based on change in net asset value per Unit except for Class D Units.

(1)
The increase in net income allocation, while incurring a net loss per unit for the six months ended June 30, 2013, is due to the timing of subscriptions and redemptions of units throughout the second quarter.

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2012	21,372,186	3,800,182	7,410,939	22,006	481,131	33,086,444

Subscriptions	–	–	–	–	22,122	22,122

Net Income (Loss)	(3,800)	13,482	33,978	116	3,128	46,904

Redemptions	(3,488,880)	(547,545)	(2,172,186)	(22,122)	(100,203)	(6,330,936)

Partners’ Capital,
June 30, 2013	17,879,506	3,266,119	5,272,731	–	406,178	26,824,534

Partners’ Capital,
December 31, 2011	32,837,331	5,961,752	9,577,626	60,698	1,003,817	49,441,224

Subscriptions	411,500	125,000	–	–	–	536,500

Net Loss	(778,918)	(132,694)	(202,622)	(1,291)	(14,148)	(1,129,673)

Redemptions	(5,115,561)	(1,094,541)	(418,709)	–	(306,497)	(6,935,308)

Partners’ Capital,
June 30, 2012	27,354,352	4,859,517	8,956,295	59,407	683,172	41,912,743

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2012	23,931.981	4,141.422	7,860.274	23.012	483.374	36,440.063

Subscriptions	–	–	–	–	22.063	22.063

Redemptions	(3,840.313)	(578.375)	(2,276.111)	(23.012)	(100.000)	(6,817.811)

Ending Units,
June 30, 2013	20,091.668	3,563.047	5,584.163	–	405.437	29,644.315

Beginning Units,
December 31, 2011	34,210.600	6,075.289	9,546.728	59.829	957.352	50,849.798

Subscriptions	428.231	126.801	–	–	–	555.032

Redemptions	(5,338.258)	(1,123.394)	(414.000)	–	(294.154)	(7,169.806)

Ending Units,
June 30, 2012	29,300.573	5,078.696	9,132.728	59.829	663.198	44,235.024

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”).  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and   serves as placement agent to the Partnership.  Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker.  Morgan Stanley & Co. International plc previously acted as each Trading Company’s commodity broker to the extent it traded on the London Metal Exchange.  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total realized/net change in unrealized appreciation on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of June 30, 2013 and December 31, 2012, the Partnership’s cash balances were zero.

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at June 30, 2013, are as follows:

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

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ceres Managed Futures LLC (“Ceres” or the “General Partner”), the general partner and commodity pool operator of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.

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

As of June 30, 2013, there were no Class D Units outstanding.

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

Effective June 30, 2013, Ceres terminated the management agreement among Ceres, Chesapeake Capital Corporation and Morgan Stanley Smith Barney Chesapeake Diversified I, LLC (“Chesapeake I, LLC”) pursuant to which Chesapeake I, LLC traded a portion of the Trading Company’s (and indirectly, the Partnership’s) assets in Futures Interests.  Consequently, Chesapeake I, LLC ceased all Futures Interests trading on behalf of the Trading Company (and indirectly, the Partnership).

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

3.  Financial Highlights

Financial Highlights for three and six months ended June 30, 2013 and 2012 were as follows:

	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2013:	$ 908.89	$ 935.05	$ 961.96	$ –	$ 1,018.07

NET OPERATING RESULTS:
Net investment loss	(7.81)	(6.85)	(5.84)	–	(3.61)
Net realized/unrealized loss	(11.18)	(11.53)	(11.89)	–	(12.63)
Net loss	(18.99)	(18.38)	(17.73)	–	(16.24)

NET ASSET VALUE,
JUNE 30, 2013:	$ 889.90	$ 916.67	$ 944.23	$ –	$ 1,001.83
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	–	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	–	1.40%

TOTAL RETURN:	-2.09%	-1.97%	-1.84%	–	-1.60%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2013:	$ 893.04	$ 917.60	$ 942.83	$ 956.28	$ 995.36

NET OPERATING RESULTS:
Net investment loss	(15.45)	(13.56)	(11.55)	(3.46)	(7.13)
Net realized/unrealized gain	12.31	12.63	12.95	8.50	13.60
Net income (loss)	(3.14)	(0.93)	1.40	5.04	6.47

NET ASSET VALUE,
JUNE 30, 2013:	$ 889.90	$ 916.67	$ 944.23	$ 961.32(3)	$ 1,001.83
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.43%	-2.93%	-2.43%	-2.22%	-1.41%
Partnership expenses (1) (2)	3.43%	2.93%	2.43%	2.22%	1.41%

TOTAL RETURN:	-0.35%	-0.10%	0.15%	0.53%	0.65%

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2012:	$ 954.33	$ 976.88	$ 999.95	$ 1,011.82	$ 1,047.72

NET OPERATING RESULTS:
Net investment loss	(8.18)	(7.15)	(6.06)	(5.48)	(3.70)
Net realized/unrealized loss	(12.57)	(12.89)	(13.21)	(13.39)	(13.90)
Net loss	(20.75)	(20.04)	(19.27)	(18.87)	(17.60)

NET ASSET VALUE,
JUNE 30, 2012:	$ 933.58	$ 956.84	$ 980.68	$ 992.95	$ 1,030.12
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.42%	-2.92%	-2.41%	-2.16%	-1.41%
Partnership expenses (1) (2)	3.42%	2.92%	2.41%	2.16%	1.41%

TOTAL RETURN:	-2.17%	-2.05%	-1.93%	-1.86%	-1.68%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2012:	$ 959.86	$ 981.31	$ 1,003.23	$ 1,014.52	$ 1,048.53

NET OPERATING RESULTS:
Net investment loss	(16.37)	(14.29)	(12.11)	(10.96)	(7.39)
Net realized/unrealized loss	(9.91)	(10.18)	(10.44)	(10.61)	(11.02)
Net loss	(26.28)	(24.47)	(22.55)	(21.57)	(18.41)

NET ASSET VALUE,
JUNE 30, 2012:	$ 933.58	$ 956.84	$ 980.68	$ 992.95	$ 1,030.12
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.42%	-2.92%	-2.41%	-2.16%	-1.41%
Partnership expenses (1) (2)	3.42%	2.92%	2.41%	2.16%	1.41%

TOTAL RETURN:	-2.74%	-2.49%	-2.25%	-2.13%	-1.76%

(1) Annualized

(2) Does not include the expenses of the Trading Companies in which the Partnership invests.

(3) This amount represents March 1, 2013, net asset value per Unit prior to conversion from Class D to Class Z Units.  There were no Class D Units outstanding at June 30, 2013.

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

June 30, 2013
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in TT II, LLC	–	8,149,609	–	8,149,609
Investment in WNT I, LLC	–	4,206,191	–	4,206,191
Investment in Augustus I, LLC	–	4,186,444	–	4,186,444
Investment in Rotella I, LLC	–	3,987,548	–	3,987,548
Investment in Boronia I, LLC	–	2,183,205	–	2,183,205
Investment in Kaiser I, LLC	–	1,772,384	–	1,772,384

December 31, 2012
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in TT II, LLC	–	12,246,448	–	12,246,448
Investment in WNT I, LLC	–	7,072,401	–	7,072,401
Investment in Chesapeake I, LLC	–	4,408,930	–	4,408,930
Investment in Rotella I, LLC	–	3,383,788	–	3,383,788
Investment in Kaiser I, LLC	–	3,186,918	–	3,186,918
Investment in Augustus I, LLC	–	2,433,314	–	2,433,314
Investment in GLC I, LLC	–	2,359,140	–	2,359,140

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2013 to June 30, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

At June 30, 2013, the Partnership’s investment in the Trading Companies represented approximately: TT II, LLC 33.30%; WNT I, LLC 17.15%; Kaiser I, LLC 7.25%;  Rotella I, LLC 16.30%; Boronia I, LLC 8.90%; and Augustus I, LLC 17.10% of the total investments of the Partnership, respectively.

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2012, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 9.10%; TT II, LLC 34.90%; Rotella I, LLC 9.65%; Augustus I, LLC 6.95%; GLC I, LLC 6.70%; Chesapeake I, LLC 12.55%  and WNT I, LLC 20.15% of the total investments of the Partnership, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2013 and 2012, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

For the Three Months Ended June 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
TT II, LLC	–	(2,781,052)	(13,700,057)	(16,481,109)
Rotella I, LLC	–	(34,392)	(226,763)	(261,155)
Boronia I, LLC	–	(1,623,230)	6,619,435	4,996,205
Kaiser I, LLC	–	(1,392,739)	5,502,270	4,109,531

For the Six Months Ended June 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
TT II, LLC	–	(5,556,211)	(8,726,889)	(14,283,100)
WNT I, LLC	–	(99,714)	487,531	387,817
Kaiser I, LLC	–	(1,913,887)	6,543,598	4,629,711
Chesapeake I, LLC	–	(83,655)	204,061	120,406
Rotella I, LLC	–	(72,525)	45,182	(27,343)
Augustus I, LLC	–	(179,786)	571,830	392,044
Boronia I, LLC	–	(2,408,803)	7,018,033	4,609,230

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended June 30, 2012	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
TT II, LLC	(7,840)	(3,788,113)	21,151,890	17,363,777
WNT I, LLC	(273)	(63,649)	(540,047)	(603,696)
Chesapeake I, LLC	169	(84,135)	(1,036,491)	(1,120,626)
Rotella I, LLC	(293)	(31,549)	(237,996)	(269,545)
Kaiser I, LLC	(398)	(54,647)	515,658	461,011

For the Six Months Ended June 30, 2012	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
TT II, LLC	1,279	(6,505,317)	38,923,255	32,417,938
WNT I, LLC	(58)	(125,754)	(626,667)	(752,421)
Chesapeake I, LLC	622	(163,498)	(1,679,033)	(1,842,531)
Rotella I, LLC	(311)	(64,551)	(517,099)	(581,650)
Augustus I, LLC	(1,679)	(112,249)	704,646	592,397

6.  Other Pronouncements
In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.  ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

7.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues and expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2013, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 14.3%; Currency 32.0%; Equity 19.6%; and Commodity 34.1%.

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

As of June 30, 2013, approximately 76.07% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 23.93% is forward contracts which are off-exchange traded.

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

Results of Operations

General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

As of June 30, 2013 and March 31, 2013, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 6/30/2013%	Allocation as of 3/31/2013%

Augustus I, LLC	17.10	13.25
Kaiser I, LLC	7.25	7.05
Rotella I, LLC	16.30	13.60
TT II, LLC	33.30	28.50
WNT I, LLC	17.15	18.25
Boronia I, LLC	8.90	7.75
Chesapeake I, LLC	–	11.60

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

For the Three and Six Months Ended June 30, 2013
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(308,554) and expenses totaling $225,411, resulting in a net loss of $533,965 for the three months ended June 30, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/13	NAV at 3/31/13

A	$889.90	$908.89
B	$916.67	$935.05
C	$944.23	$961.96
D*	–	–
Z	$1,001.83	$1,018.07

* Class D Units were converted to Class Z Units on March 1, 2013 at the discretion of the General Partner.

During the second quarter, the Partnership posted a loss in Net Asset Value per Unit as losses in energies, interest rates, agriculturals, and currencies offset gains in metals and stock indices. The most significant losses were incurred within the energy complex during May from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Within the global interest rate sector, losses were recorded primarily during May from long positions in U.S. and European fixed income futures as prices moved lower following a positive U.S. employment report and a rise in German sentiment. Within the agricultural complex, losses were experienced primarily during April from short positions in sugar futures as prices rose on concern of harvest delays in Brazil, the world’s top sugar producer. Losses were also incurred within the currency markets, primarily during June, from long positions in the British pound, euro, and Swiss franc versus the U.S. dollar as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies. The Partnership’s losses for the quarter were offset by gains achieved within the metals sector throughout the majority of the quarter from short positions in gold and silver futures as prices fell on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves and on speculation the U.S. Federal Reserve may scale back its monetary stimulus program. Within the global stock index markets, gains were experienced during April and May from long positions in U.S. and European equity index futures as prices rose after gauges of U.S. leading economic indicators and consumer sentiment advanced more than estimated.

The Partnership recorded total realized/net change in unrealized appreciation on investments of $520,887 and expenses totaling $473,983, resulting in net income of $46,904 for the six months ended June 30, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/13	NAV at 12/31/12

A	$889.90	$893.04
B	$916.67	$917.60
C	$944.23	$942.83
D	–	$956.28
Z	$1,001.83	$995.36

During the first six months of the year, the Partnership recorded a loss in Net Asset Value per Unit as losses across the global interest rate, energy, and agricultural sectors offset gains in stock indices, metals, and currencies. The most significant losses were incurred within the global interest rate sector during January and May. During January, long positions in U.S. and European fixed income futures resulted in losses as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover this year. During May, losses were recorded from long positions in U.S. and European fixed income futures as prices moved lower following a positive U.S. employment report and a rise in German sentiment. Within the energy markets, losses were experienced during February from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and manufacturing expanded less than forecast in China and contracted in Europe. Additional energy losses were incurred during May from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Within the agricultural complex, losses were experienced primarily during January from short positions in corn futures as prices advanced on concern that drier weather will deplete soil moisture in South America and increase stress on crops. The Partnership’s losses during the first six months of the year were offset by gains achieved within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Additional gains were recorded in this sector during April and May from long positions in U.S. and European equity index futures as prices rose after gauges of U.S. leading economic indicators and consumer sentiment advanced more than estimated. Within the metals complex, gains were experienced throughout the majority of the second quarter from short positions in gold and silver futures as prices fell on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves and on speculation the U.S. Federal Reserve may scale back its monetary stimulus program. Within the currency markets, gains were achieved primarily during January from short positions in the Japanese yen versus the U.S. dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of June 30, 2013, Kaiser I, LLC’s total capitalization was $51,975,367.  The Partnership owned approximately 3% of Kaiser I, LLC.

                         June 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$932,712	1.79

Interest Rate	2,309,551	4.44

Equity	2,105,304	4.05

Commodity	678,055	1.30

Total	$6,025,622	11.58

                                      Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	3,308,368	135,294	1,177,805
Interest Rate	3,440,358	498,254	1,698,086
Equity	6,323,135	643,052	2,535,146
Commodity	884,655	72,405	416,504

* Average of month-end VaR

As of June 30, 2013, TT II, LLC’s total capitalization was $511,785,633. The Partnership owned approximately 2% of TT II, LLC.

                           June 30, 2013

		% of Total
Market Sector	VaR	Capitalization

Currency	$11,435,048	2.23

Interest Rate	4,922,338	0.96

Equity	7,305,956	1.43

Commodity	18,115,042	3.54

Total	$41,778,384	8.16

                                     Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	19,811,113	5,474,243	12,888,139
Interest Rate	25,815,930	4,595,037	17,716,864
Equity	18,185,326	6,586,655	14,000,327
Commodity	22,878,194	14,327,064	17,955,937

* Average of month-end VaR

As of June 30, 2013, Rotella I, LLC’s total capitalization was $5,797,250. The Partnership owned approximately 69% of Rotella I, LLC.

                                            June 30, 2013

		% of Total
Market Sector	VaR	Capitalization

Currency	$140,494	2.42

Interest Rate	61,998	1.07

Equity	99,476	1.72

Commodity	86,608	1.49

Total	$388,576	6.70

                                     Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	254,436	74,405	175,110
Interest Rate	364,042	29,327	204,702
Equity	327,785	97,809	243,042
Commodity	129,823	41,841	82,877

* Average of month-end VaR

As of June 30, 2013, Augustus I, LLC’s total capitalization was $14,822,169.  The Partnership owned approximately 28% of Augustus I, LLC.

                        June 30, 2013

		% of Total
Market Sector	VaR	Capitalization

Currency	$229,604	1.55

Interest Rate	14,616	0.10

Total	$244,220	1.65

                                         Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	538,059	229,314	294,215
Interest Rate	34,044	–	11,885

* Average of month-end VaR

As of June 30, 2013, Boronia I, LLC’s total capitalization was $62,720,045. The Partnership owned approximately 3% of Boronia I, LLC.

                         June 30, 2013

		% of Total
Market Sector	VaR	Capitalization

Currency	$1,410,750	2.25

Interest Rate	1,230,941	1.96

Equity	834,379	1.33

Commodity	3,121,422	4.98

Total	$6,597,492	10.52

                                                                                   Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	3,314,191	547,653	1,388,363
Interest Rate	3,162,046	860,778	1,790,679
Equity	3,949,064	661,910	1,951,564
Commodity	4,529,504	1,693,205	3,058,275

* Average of month-end VaR

As of June 30, 2013, WNT I, LLC’s total capitalization was $6,124,775.  The Partnership owned approximately 69% of WNT I, LLC.

                         June 30, 2013

		% of Total
Market Sector	VaR	Capitalization

Currency	$285,129	4.66

Interest Rate	40,430	0.66

Equity	134,136	2.19

Commodity	250,199	4.09

Total	$709,894	11.60

                                  Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	323,058	221,957	247,991
Interest Rate	263,215	40,430	184,822
Equity	350,175	128,715	234,825
Commodity	250,199	117,485	168,285

* Average of month-end VaR

As of June 30, 2013, Chesapeake I, LLC’s total capitalization was $0.  Effective June 30, 2013, Chesapeake I, LLC was terminated as a Trading Advisor to the Partnership.

                                   Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	329,855	–	262,492
Interest Rate	192,000	–	145,047
Equity	724,733	–	651,276
Commodity	784,059	–	636,446

* Average of month-end VaR

As of December 31, 2012, Chesapeake I, LLC’s total capitalization was $11,573,391.  The Partnership owned approximately 38% of Chesapeake I, LLC.

                         December 31, 2012

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$404,917	3.50

Interest Rate	335,583	2.90

Equity	785,203	6.78

Commodity	881,948	7.62

Total	$2,407,651	20.80

                            Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	460,983	227,842	344,791
Interest Rate	421,156	201,281	320,623
Equity	795,284	158,395	476,526
Commodity	1,106,623	576,110	912,448

* Average of month-end VaR

As of December 31, 2012, Kaiser I, LLC’s total capitalization was $7,455,921.  The Partnership owned approximately 43% of Kaiser I, LLC.

                      December 31, 2012

		% of Total
Market Sector	VaR	Capitalization

Currency	$23,049	0.31

Interest Rate	3,459	0.05

Equity	129,192	1.73

Total	$155,700	2.09

                               Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	521,285	258	138,683
Interest Rate	399,602	–	121,015
Equity	856,581	–	139,546
Commodity	137,073	–	37,418

* Average of month-end VaR

As of December 31, 2012, TT II, LLC’s total capitalization was $510,360,229.  The Partnership owned approximately 2% of TT II, LLC.

                   December 31, 2012

		% of Total
Market Sector	VaR	Capitalization

Currency	$23,189,886	4.54

Interest Rate	19,215,839	3.77

Equity	17,602,639	3.45

Commodity	22,355,094	4.38

Total	$82,363,458	16.14

                         Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	41,325,209	8,600,405	21,558,410
Interest Rate	35,683,131	8,280,746	22,479,992
Equity	20,130,770	4,231,868	12,999,235
Commodity	26,447,811	11,600,669	18,814,310

* Average of month-end VaR

As of December 31, 2012, Rotella I, LLC’s total capitalization was $4,795,730.  The Partnership owned approximately 71% of Rotella I, LLC.

                      December 31, 2012

		% of Total
Market Sector	VaR	Capitalization

Currency	$191,053	3.98

Interest Rate	136,189	2.84

Equity	288,745	6.02

Commodity	52,671	1.10

Total	$668,658	13.94

                               Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	373,337	109,557	235,656
Interest Rate	373,496	85,246	205,973
Equity	449,114	65,648	230,244
Commodity	182,129	33,706	112,448

* Average of month-end VaR

As of December 31, 2012, Augustus I, LLC’s total capitalization was $8,493,083.  The Partnership owned approximately 29% of Augustus I, LLC.

                                         December 31, 2012

		% of Total
Market Sector	VaR	Capitalization

Currency	$243,718	2.87

Total	$243,718	2.87

                             Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	2,984,508	242,834	868,132
Interest Rate	222,112	–	73,876
Equity	1,000,000	–	5,571

* Average of month-end VaR

As of December 31, 2012, GLC I, LLC’s total capitalization was $7,173,981.  The Partnership owned approximately 33% of GLC I, LLC.

                      December 31, 2012

		% of Total
Market Sector	VaR	Capitalization

Currency	$521,574	7.27

Interest Rate	92,337	1.29

Equity	76,130	0.54

Total	$690,041	9.10

                                  Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	915,618	64,476	521,537
Interest Rate	386,741	–	93,360
Equity	2,045,803	–	91,432
Commodity	236,250	–	1,354

* Average of month-end VaR

As of December 31, 2012, WNT I, LLC’s total capitalization was $10,023,479.  The Partnership owned approximately 71% of WNT I, LLC.

                      December 31, 2012
		% of Total
Market Sector	VaR	Capitalization

Currency	$528,259	5.27

Interest Rate	305,078	3.04

Equity	482,073	4.81

Commodity	168,941	1.69

Total	$1,484,351	14.81

                                  Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	676,272	316,730	470,415
Interest Rate	687,293	225,412	469,729
Equity	504,132	89,555	306,720
Commodity	442,465	165,035	346,418

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

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2013.

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

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal

Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs.

The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of

Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners, from inception through June 30, 2013, was $112,915,978.  Since inception, the Partnership received $805,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following chart sets forth the purchases of redeemable Units by the Partnership.
Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class A
April 1, 2013 – April 30, 2013	(327.716)	$933.86	N/A	N/A
May 1, 2013 – May 31, 2013	(698.442)	$912.79	N/A	N/A
June 1, 2013 – June 30, 2013	(362.524)	$889.90	N/A	N/A
	(1,388.682)	$911.79

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class B
April 1, 2013 – April 30, 2013	(326.321)	$961.13	N/A	N/A
May 1, 2013 – May 31, 2013	(123.296)	$939.85	N/A	N/A
June 1, 2013 – June 30, 2013	(128.758)	$916.67	N/A	N/A
	(578.375)	$946.70

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class C
April 1, 2013 – April 30, 2013	(291.793)	$989.18	N/A	N/A
May 1, 2013 – May 31, 2013	–	–	N/A	N/A
June 1, 2013 – June 30, 2013	–	–	N/A	N/A
	(291.793)	$989.18

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class D
April 1, 2013 – April 30, 2013	–	–	N/A	N/A
May 1, 2013 – May 31, 2013	–	–	N/A	N/A
June 1, 2013 – June 30, 2013	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class Z
April 1, 2013 – April 30, 2013	–	–	N/A	N/A
May 1, 2013 – May 31, 2013	–	–	N/A	N/A
June 1, 2013 – June 30, 2013	–	–	N/A	N/A
	–	–

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

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION

The Partnership does not have officers or a board of directors. The General Partner of the Partnership is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner.  Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010.  He was appointed President of the General Partner in August 2013.  Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013.  Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group.  From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group.  From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009.  Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management.  Mr.

Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies.  In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures.  Mr. Daglioglu wrote and published numerous research papers on alternative investments.  Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities.  Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE

Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer.  Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

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

LV Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 14, 2013	By:	/s/Damian George
Damian George
Chief Financial Officer and Director

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.