Form 10-Q
period 2014-06-30
LV Futures Fund L.P.
filed 2014-08-13
CIK 1428043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014 or

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

As of June 30, 2014, 11,276.956 Limited Partnership Class A Units were outstanding, 1,692.070 Limited Partnership Class B Units were outstanding, 2,039.850 Limited Partnership Class C Units were outstanding, 383.374 Limited Partnership Class Z Units were outstanding.

LV FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2014 and December 31, 2013	2

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014 and 2013	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2014 and 2013	4

	Notes to Financial Statements	5-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-45

Item 4.	Controls and Procedures	45-46

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47-60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Securities and Use of Proceeds	60-62

Item 4.	Mine Safety Disclosures	62

Item 5.	Other Information	62-63

Item 6.	Exhibits	63-64

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LV FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in Augustus I, LLC	3,480,174	4,318,716
Investment in TT II, LLC	3,462,418	6,221,176
Investment in Rotella I, LLC	3,422,905	4,039,384
Investment in Boronia I, LLC	2,307,937	2,237,602
Investment in WNT I, LLC	–	3,816,627
Investment in Kaiser I, LLC	–	1,861,138

Total Investments in Affiliated Trading Companies, at fair value (cost $13,909,115 and $23,332,279, respectively)	12,673,434	22,494,643

Receivable from Affiliated Trading Companies	2,116,636	–

Total Assets	14,790,070	22,494,643

LIABILITIES

Redemptions payable	783,572	464,064

Total Liabilities	783,572	464,064

PARTNERS’ CAPITAL
Class A (11,276.956 and 16,259.279 Units, respectively)	10,089,413	14,640,613
Class B (1,692.070 and 3,198.746 Units, respectively)	1,567,232	2,974,351
Class C (2,039.850 and 4,166.314 Units, respectively)	1,955,916	4,000,502
Class Z (383.374 and 405.437 Units, respectively)	393,937	415,113

Total Partners’ Capital	14,006,498	22,030,579

Total Liabilities and Partners’ Capital	14,790,070	22,494,643

NET ASSET VALUE PER UNIT
Class A	894.69	900.45
Class B	926.22	929.85
Class C	958.85	960.20
Class Z	1,027.55	1,023.87

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	68,428	124,157	157,247	260,309
General Partner fees	38,756	72,324	90,138	152,624
Administrative fees	15,503	28,930	36,056	61,050

Total Expenses	122,687	225,411	283,441	473,983
NET INVESTMENT LOSS	(122,687)	(225,411)	(283,441)	(473,983)

NET REALIZED/CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON INVESTMENTS
Net realized gain (loss)	(28,938)	(759,839)	409,395	(913,482)
Net change in unrealized appreciation
(depreciation) on investments	624,125	451,285	(398,045)	1,434,369

Total Net Realized Loss/Change in Unrealized Appreciation (Depreciation)
on Investments	595,187	(308,554)	11,350	520,887
NET INCOME (LOSS)	472,500	(533,965)	(272,091)	46,904

NET INCOME (LOSS) ALLOCATION
Class A	339,320	(377,560)	(171,781)	(3,800)
Class B	55,751	(58,774)	(41,130)	13,482(1)
Class C	63,665	(91,045)	(60,368)	33,978
Class D	–	–	–	116
Class Z	13,764	(6,586)	1,188	3,128

NET INCOME (LOSS) PER UNIT *
Class A	26.98	(18.99)	(5.76)	(3.14)
Class B	29.04	(18.38)	(3.63)	(0.93)(1)
Class C	31.21	(17.73)	(1.35)	1.40
Class D	–	–	–	5.04
Class Z	35.90	(16.24)	3.68	6.47

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	12,908.186	21,030.419	14,311.055	22,116.842
Class B	2,107.280	3,882.032	2,243.152	4,011.011
Class C	2,039.850	5,680.358	2,807.501	6,466.693
Class D	–	–	–	23.012
Class Z	383.374	405.437	390.566	430.842

* Based on the change in net asset value per Unit except for Class D Units.

(1)
The increase in net income allocation, while incurring a net loss per unit for the six months ended June 30, 2013, is due to the timing of subscriptions and redemptions of units throughout the second quarter.

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2014 and 2013
 (Unaudited)

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2013	14,640,613	2,974,351	4,000,502	–	415,113	22,030,579

Subscriptions	25,000	–	–	–	–	25,000

Net Income (Loss)	(171,781)	(41,130)	(60,368)	–	1,188	(272,091)

Redemptions	(4,404,419)	(1,365,989)	(1,984,218)	–	(22,364)	(7,776,990)

Partners’ Capital,
June 30, 2014	10,089,413	1,567,232	1,955,916	–	393,937	14,006,498

Partners’ Capital,
December 31, 2012	21,372,186	3,800,182	7,410,939	22,006	481,131	33,086,444

Subscriptions	–	–	–	–	22,122	22,122

Net Income (Loss)	(3,800)	13,482	33,978	116	3,128	46,904

Redemptions	(3,488,880)	(547,545)	(2,172,186)	(22,122)	(100,203)	(6,330,936)

Partners’ Capital,
June 30, 2013	17,879,506	3,266,119	5,272,731	–	406,178	26,824,534

	Class A	Class B	Class C	Class D	Class Z	Total
	Units	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2013	16,259.279	3,198.746	4,166.314	–	405.437	24,029.776

Subscriptions	28.034	–	–	–	–	28.034

Redemptions	(5,010.357)	(1,506.676)	(2,126.464)	–	(22.063)	(8,665.560)

Ending Units,
June 30, 2014	11,276.956	1,692.070	2,039.850	–	383.374	15,392.250

Beginning Units,
December 31, 2012	23,931.981	4,141.422	7,860.274	23.012	483.374	36,440.063

Subscriptions	–	–	–	–	22.063	22.063

Redemptions	(3,840.313)	(578.375)	(2,276.111)	(23.012)	(100.000)	(6,817.811)

Ending Units,
June 30, 2013	20,091.668	3,563.047	5,584.163	–	405.437	29,644.315

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

1.  Organization
The Partnership was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of  domestic commodities and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments of the Trading Companies) through the Partnership’s investments in its affiliated trading companies (each, a “Trading Company” or collectively, the “Trading Companies”).  LV is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of LV and Meritage Futures Fund L.P. (collectively, the “Profile Series”).

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership invests substantially all of its assets in multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor (each, a “Trading Advisor” or collectively, the “Trading Advisors”) which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”).  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and   serves as the placement agent to the Partnership.  Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker.  Morgan Stanley & Co. International plc previously acted as each Trading Company’s commodity broker to the extent it traded on the London Metal Exchange.  Each Trading Company’s over-the-counter (“OTC”) foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on OTC foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total net realized/change in unrealized appreciation on investments on the Statements of Income and Expenses.
The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of June 30, 2014 and December 31, 2013, the Partnership’s cash balances were zero.

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trading Companies and their Trading Advisors for the Partnership at June 30, 2014, are as follows:

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

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).  Depending on the aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”).   Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with respect to its investment in the Partnership.  As of June 30, 2014 and December 31, 2013, there were no Class D Units outstanding.  Class B and Class C Units are no longer being offered to new investors but continue to be offered to existing Class B and Class C investors.

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

Effective June 30, 2014, Ceres terminated the advisory agreement among the General Partner, Kaiser Trading Group Pty. Ltd. and Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”) pursuant to which Kaiser I, LLC traded a portion of the Trading Company’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently, Kaiser I, LLC ceased all Futures Interests trading on behalf of the Trading Company (and, indirectly, the Partnership).

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

3.  Financial Highlights

Financial Highlights for three and six months ended June 30, 2014 and 2013 were as follows:
	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2014:	$ 867.71	$ 897.18	$ 927.64	$ 991.65

NET OPERATING RESULTS:
Net investment loss	(7.44)	(6.56)	(5.62)	(3.51)
Net realized/unrealized gain	34.42	35.60	36.83	39.41
Net income	26.98	29.04	31.21	35.90

NET ASSET VALUE,
JUNE 30, 2014:	$ 894.69	$ 926.22	$ 958.85	$ 1,027.55
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	1.40%

TOTAL RETURN:	3.11%	3.24%	3.36%	3.62%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2014:	$ 900.45	$ 929.85	$ 960.20	$ 1,023.87

NET OPERATING RESULTS:
Net investment loss	(15.03)	(13.26)	(11.35)	(7.06)
Net realized/unrealized gain	9.27	9.63	10.00	10.74
Net income (loss)	(5.76)	(3.63)	(1.35)	3.68

NET ASSET VALUE,
JUNE 30, 2014:	$ 894.69	$ 926.22	$ 958.85	$ 1,027.55
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.43%	-2.93%	-2.42%	-1.41%
Partnership expenses (1) (2)	3.43%	2.93%	2.42%	1.41%

TOTAL RETURN:	-0.64%	-0.39%	-0.14%	0.36%

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2013:	$ 908.89	$ 935.05	$ 961.96	$ –	$ 1,018.07

NET OPERATING RESULTS:
Net investment loss	(7.81)	(6.85)	(5.84)	–	(3.61)
Net realized/unrealized loss	(11.18)	(11.53)	(11.89)	–	(12.63)
Net loss	(18.99)	(18.38)	(17.73)	–	(16.24)

NET ASSET VALUE,
JUNE 30, 2013:	$ 889.90	$ 916.67	$ 944.23	$ –	$ 1,001.83
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	–	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	–	1.40%

TOTAL RETURN:	-2.09%	-1.97%	-1.84%	–	-1.60%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2013:	$ 893.04	$ 917.60	$ 942.83	$ 956.28	$ 995.36

NET OPERATING RESULTS:
Net investment loss	(15.45)	(13.56)	(11.55)	(3.46)	(7.13)
Net realized/unrealized gain	12.31	12.63	12.95	8.50	13.60
Net income (loss)	(3.14)	(0.93)	1.40	5.04	6.47

NET ASSET VALUE,
JUNE 30, 2013:	$ 889.90	$ 916.67	$ 944.23	$ 961.32(3)	$ 1,001.83
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.43%	-2.93%	-2.43%	-2.22%	-1.41%
Partnership expenses (1) (2)	3.43%	2.93%	2.43%	2.22%	1.41%

TOTAL RETURN:	-0.35%	-0.10%	0.15%	0.53%	0.65%

(1) Annualized

(2) Does not include the expenses of the Trading Companies in which the Partnership invests.

(3) This amount represents March 1, 2013, net asset value per Unit prior to conversion from Class D to Class Z Units.  There were no Class D Units outstanding at June 30, 2013.

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Trading Companies’ Statements of Financial Condition as net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Trading Companies’ Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The Trading Companies may buy or write put and call options through listed exchanges and the over-the-counter market.  The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interests on the underlying asset at a

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2014
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in Augustus I, LLC	–	3,480,174	–	3,480,174
Investment in TT II, LLC	–	3,462,418	–	3,462,418
Investment in Rotella I, LLC	–	3,422,905	–	3,422,905
Investment in Boronia I, LLC	–	2,307,937	–	2,307,937

December 31, 2013
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in TT II, LLC	–	6,221,176	–	6,221,176
Investment in Augustus I, LLC	–	4,318,716	–	4,318,716
Investment in Rotella I, LLC	–	4,039,384	–	4,039,384
Investment in Morgan Stanley Smith Barney WNT I, LLC (“WNT I, LLC”)	–	3,816,627	–	3,816,627
Investment in Boronia I, LLC	–	2,237,602	–	2,237,602
Investment in Kaiser I, LLC	–	1,861,138	–	1,861,138

During the period from January 1, 2014 to June 30, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

At June 30, 2014, the Partnership’s investment in the Trading Companies represented approximately: TT II, LLC 27.30%; Rotella I, LLC 27.00%; Boronia I, LLC 18.20%; and Augustus I, LLC 27.50% of the total investments of the Partnership, respectively.

At December 31, 2013, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 8.30%; TT II, LLC 27.65%; Rotella I, LLC 17.95%; Augustus I, LLC 19.20%; Boronia I, LLC  9.95%  and WNT I, LLC 16.95% of the total investments of the Partnership, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2014 and 2013, respectively, in accordance with Rule 3-09 of Regulation S-X:

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended June 30, 2014	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Augustus I, LLC	–	(55,528)	(49,294)	(104,822)
Rotella I, LLC	–	(74,996)	504,724	429,728
TT II, LLC	–	(1,975,544)	31,366,269	29,390,725

For the Six Months Ended June 30, 2014	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
TT II, LLC	–	(3,949,405)	27,119,914	23,170,509
Rotella I, LLC	–	(109,742)	279,546	169,804
Augustus I, LLC	–	(125,170)	149,521	24,351
Kaiser I, LLC	–	(868,868)	(5,469,979)	(6,338,847)
Boronia I, LLC	–	(2,107,035)	4,116,309	2,009,274
WNT I, LLC	–	(28,791)	(86,452)	(115,243)

For the Three Months Ended June 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
TT II, LLC	–	(2,781,052)	(13,700,057)	(16,481,109)
Rotella I, LLC	–	(34,392)	(226,763)	(261,155)
Boronia I, LLC	–	(1,623,230)	6,619,435	4,996,205
Kaiser I, LLC	–	(1,392,739)	5,502,270	4,109,531

For the Six Months Ended June 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
TT II, LLC	–	(5,556,211)	(8,726,889)	(14,283,100)
WNT I, LLC	–	(99,714)	487,531	387,817
Kaiser I, LLC	–	(1,913,887)	6,543,598	4,629,711
Chesapeake I, LLC	–	(83,655)	204,061	120,406
Rotella I, LLC	–	(72,525)	45,182	(27,343)
Augustus I, LLC	–	(179,786)	571,830	392,044
Boronia I, LLC	–	(2,408,803)	7,018,033	4,609,230

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

The guidance issued by the Financial Accounting Standards Board (the “FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and

LV FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2014, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 13.84%; Currency 45.41%; Equity 21.80%; and Commodity 18.95%.

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

As of June 30, 2014, approximately 61.81% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 38.19% is forward contracts which are off-exchange-traded.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six months  ended June 30, 2014 and 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

As of June 30, 2014 and March 31, 2014, the allocations between the Trading Companies were as follows:
Trading Company	Allocation as of 6/30/2014	Allocation as of 3/31/2014

TT II, LLC	27.30%	28.70%
Augustus I, LLC	27.50%	23.95%
Rotella I, LLC	27.00%	22.25%
Boronia I, LLC	18.20%	14.65%
Kaiser I, LLC	–	10.45%

The Partnership’s results of operations set forth in the financial statements on pages 2 through 20 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts that the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) on investments” for open contracts, and recorded as “Net Realized” when open positions are closed out.  The sum of these amounts constitutes the Trading Companies’ trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2014
The Partnership recorded total net realized loss/change in unrealized appreciation on investments of $595,187 and expenses totaling $122,687, resulting in net income of $472,500 for the three months ended June 30, 2014.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/14	NAV at 3/31/14

A	$894.69	$867.71
B	$926.22	$897.18
C	$958.85	$927.64
Z	$1,027.55	$991.65

During the second quarter, the Partnership posted a gain in net asset value per Unit as trading profits in global stock indices, global interest rates, currencies, energies, and agriculturals offset trading losses in metals.  The most significant gains were achieved within the global stock index sector, primarily during May and June, from long European, Asian, and U.S. equity index futures positions as prices increased as global economic data met expectations, geopolitical risks eased, and investors speculated that central banks’ monetary policies would remain accommodative in the near future. Within the global interest rate sector, gains were experienced primarily during May from long positions in U.S. fixed income futures as prices moved higher amid expectations that Federal Reserve Chairperson Janet Yellen was backing away from a six-month time frame for lifting interest rates. Additional gains were achieved during May from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Within the currency sector, gains were achieved in June from long British pound positions versus the U.S. dollar as the value of the pound increased after U.K. manufacturing output expanded and the Bank of England suggested that rates may start rising sooner than markets expected. Additional gains during May were achieved in this sector from short euro positions versus the U.S. dollar as the value of the euro declined after manufacturing and business confidence signaled uneven economic growth, bolstering bets on further European Central Bank stimulus. In the energy complex, gains were achieved from long positions in crude oil futures as prices rallied during the first half of June due to concern that tensions in Iraq would curtail oil exports from OPEC’s second largest oil producer. Additional gains in June were recorded from long positions in gasoline futures as prices rallied after reports indicated U.S. gasoline demand was higher than previously estimated. Gains within the agricultural sector were recorded in April from long soybean and soybean meal futures positions as prices increased after a U.S. Department of Agriculture forecast predicted near record level exports for U.S. farms in the coming months. Additional gains were achieved in this sector during June from long cattle futures positions as prices advanced as the U.S. cattle herd dwindled to record lows and demand for beef increased. A portion of the Partnership’s gains for the quarter was offset by losses recorded within the metals sector in June from short precious metals futures positions as prices increased amid regional instability in the Middle East, which prompted investors to take more of a defensive posture and increased demand for “safe-haven assets”.

The Partnership recorded total net realized gain/change in unrealized appreciation on investments of $11,350 and expenses totaling $283,441, resulting in a net loss of $272,091 for the six months ended June 30, 2014.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/14	NAV at 12/31/13

A	$894.69	$900.45
B	$926.22	$929.85
C	$958.85	$960.20
Z	$1,027.55	$1,023.87

During the first six months of the year, the Partnership posted a loss in net asset value per Unit as trading losses in metals and currencies offset trading gains in global interest rates, agriculturals, and energies. Trading results in the global stock index sector were relatively flat during the first two quarters of the year. The most significant losses were recorded within the metals sector throughout the majority of the first half of the year from short precious metal futures positions as prices whipsawed following geopolitical concerns in Ukraine and the Middle East, which caused investor anxiety and sporadic demand for “safe-haven” assets. Within the currency sector, losses were recorded throughout the majority of the second quarter from short Japanese yen positions as the yen increased in value after investors sought the “safe-haven” currency following geopolitical unrest abroad. Further losses in this sector were recorded from positions in the Australian dollar and Swiss franc.  A portion of the Partnership’s losses during the first six months of the year was partially offset by gains experienced within the global interest rate sector in January from long futures positions as prices increased as investors sought the relative “safety” of interest rate instruments amid growing uncertainties in emerging market economies. Additional gains in this sector were achieved during May from long positions in U.S. fixed income futures as prices moved higher amid easing investor concern that the U.S. Federal Reserve would raise interest rates in the near-term. In the agricultural complex, gains were achieved during February from long positions in soybean futures as prices advanced after adverse weather conditions in Brazil lowered crop estimates. Additional gains were achieved in this sector during June from long cattle futures positions as prices advanced as the U.S. cattle herd dwindled to record lows and demand for beef increased. Within the energy sector, gains were experienced during June from long positions in crude oil futures as prices rallied on reports of declining U.S. crude oil stockpiles. Further gains in the energy markets were recorded during February from long positions in crude oil and its related products as prices rose following signs of increased demand spurred by an improving U.S. economy.

For the Three and Six Months Ended June 30, 2013
The Partnership recorded total net realized loss/net change in unrealized depreciation on investments of $(308,554) and expenses totaling $225,411, resulting in a net loss of $533,965 for the three months ended June 30, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

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

The Partnership recorded total net realized loss net/change in unrealized appreciation on investments of $520,887 and expenses totaling $473,983, resulting in net income of $46,904 for the six months ended June 30, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

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

Quantifying the Trading Companies’ Trading Value at Risk
The following quantitative disclosures regarding the Trading Companies’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of June 30, 2014, TT II, LLC’s total capitalization was $450,904,019. The Partnership owned approximately 1% of TT II, LLC.

   June 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$27,654,097	6.13%

Interest Rate	11,880,550	2.63%

Equity	21,724,341	4.82%

Commodity	20,615,327	4.57%

Total	$81,874,315	18.15%

      Three Months Ended June 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$37,101,031	$26.453,342	$33,120,245
Interest Rate	$17,939,949	$11,214,979	$14,361,840
Equity	$24,704,696	$15,089,838	$18,625,294
Commodity	$28,357,774	$16,359,150	$24,452,861
* Average of month-end VaR.

As of June 30, 2014, Rotella I, LLC’s total capitalization was $5,570,604. The Partnership owned approximately  61% of Rotella I, LLC.

   June 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$405,949	7.29%

Interest Rate	206,358	3.70%

Equity	405,667	7.28%

Commodity	238,214	4.28%

Total	$1,256,188	22.55%

      Three Months Ended June 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$528,702	$191,152	$362,514
Interest Rate	$363,480	$119,065	$247,678
Equity	$537,576	$207,732	$353,148
Commodity	$238,214	$100,993	$168,883
* Average of month-end VaR.

As of June 30, 2014, Augustus I, LLC’s total capitalization was $10,773,291.  The Partnership owned approximately 32% of Augustus I, LLC.

              June 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$987,661	9.17%

Interest Rate	103,791	0.96%

Total	$1,091,452	10.13%

              Three Months Ended June 30, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,236,282	$744,511	$973,305
Interest Rate	$103,791	$31,900	$50,109
* Average of month-end VaR.

As of June 30, 2014, Boronia I, LLC’s total capitalization was $65,939,351. The Partnership owned approximately 4% of Boronia I, LLC.

     June 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$7,882,371	11.95%

Interest Rate	2,011,355	3.05%

Equity	2,598,304	3.94%

Commodity	3,936,795	5.97%

Total	$16,428,825	24.91%

                                                Three Months Ended June 30, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$11,301,501	$1,545,741	$4,379,652
Interest Rate	$4,575,274	$1,060,641	$2,198,037
Equity	$5,830,521	$1,869,301	$3,862,086
Commodity	$5,949,111	$1,782,819	$3,521,782
* Average of month-end VaR.

The Partnership terminated trading in Kaiser I, LLC as of June 30, 2014.

      Three Months Ended June 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$4,645,254	–	$1,875,622
Interest Rate	$2,833,892	–	$1,417,553
Equity	$6,328,364	–	$2,404,481
Commodity	$953,135	–	$334,052
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

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2014.

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

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission (“SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association (“NFA”).

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”).  The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint.  At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on

October 22, 2012.  The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013.  On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification.  On January 31, 2014, plaintiffs filed a second amended complaint.  The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure.  In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors.  The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing.  On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the
 plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013.  On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007.  Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners, from inception through June 30, 2014, was $112,975,978.  Since inception, the Partnership received $805,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.
Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A
April 1, 2014 – April 30, 2014	(1,396.785)	867.56	N/A	N/A
May 1, 2014 – May 31, 2014	(649.372)	891.79	N/A	N/A
June 1, 2014 – June 30, 2014	(754.250)	894.69	N/A	N/A
	(2,800.407)	880.49

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B
April 1, 2014 – April 30, 2014	(660.425)	897.40	N/A	N/A
May 1, 2014 – May 31, 2014	(119.453)	922.83	N/A	N/A
June 1, 2014 – June 30, 2014	(117.415)	926.22	N/A	N/A
	(897.293)	904.48

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class C
April 1, 2014 – April 30, 2014	–	–	N/A	N/A
May 1, 2014 – May 31, 2014	–	–	N/A	N/A
June 1, 2014 – June 30, 2014	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z
April 1, 2014 – April 30, 2014	–	–	N/A	N/A
May 1, 2014 – May 31, 2014	–	–	N/A	N/A
June 1, 2014 – June 30, 2014	–	–	N/A	N/A
	–	–

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

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s General Partner is managed by a board of directors.

Effective July 11, 2014, Ms. Alice Lonero no longer serves as Chief Financial Officer of the General Partner.

Effective July 14, 2014, Mr. Steven Ross was appointed Chief Financial Officer of the General Partner.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014.  Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley.  Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley.  Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co.  From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms.  Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997.  Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Item 6.  EXHIBITS
10.01	Alternative Investment Placement Agent Agreement, dated as of October 1, 2014, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

LV Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 13, 2014	By:	/s/Steven Ross
Steven Ross
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal ac