Form 10-K
period 2014-12-31
LV Futures Fund L.P.
filed 2015-03-30
CIK 1428043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

Limited Partnership Units with an aggregate value of $10,089,413 of Class A, $1,567,232 of Class B, $1,955,916 of Class C, and $393,937 of Class Z, were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2015, 9,640.324 Limited Partnership Class A Units were outstanding, 1,645.070 Limited Partnership Class B Units were outstanding, 2,039.850 Limited Partnership Class C Units were outstanding, 132.965 Limited Partnership Class Z Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
(See Page 1)

LV FUTURES FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2014

Part I.

Item 1.	Business	1-7

Item 1A.	Risk Factors	7-39

Item 1B.	Unresolved Staff Comments	39

Item 2.	Properties	39

Item 3.	Legal Proceedings	39-57

Item 4.	Mine Safety Disclosures	57

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	58-60

Item 6.	Selected Financial Data	61

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62-80

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	80-97

Item 8.	Financial Statements and Supplementary Data	97-133

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	133

Item 9A.	Controls and Procedures	133-135

Item 9B.	Other Information	135

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	136-150

Item 11.	Executive Compensation	150

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	151

Item 13.	Certain Relationships and Related Transactions, and Director Independence	151

Item 14.	Principal Accountant Fees and Services	151-152

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	153

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of the limited partnership agreement of the Partnership, as may be amended form time to time  (the “Limited Partnership Agreement”).

Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent (the “Placement Agent”) to the Partnership.  Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker (the “Commodity Broker”).  Each Trading Company’s over-the-counter (“OTC”) foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”), to the extent a Trading Company trades options on OTC foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total net realized/net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of December 31, 2014 and 2013, the Partnership’s cash balances were zero.

The Trading Companies and their Trading Advisors for the Partnership, at December 31, 2014, are as follows:

Trading Company	Trading Advisor
Morgan Stanley Smith Barney Augustus I, LLC (“Augustus I, LLC”)	GAM International Management Limited (“GAM”)
Morgan Stanley Smith Barney TT II, LLC (“TT II, LLC”)	Transtrend B.V. (“Transtrend”)
Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”)	Boronia Capital Pty. Ltd. (“Boronia”)

The trading system style of each Trading Advisor is as follows:
Commodity Trading Advisor	Trading System Style
GAM	Discretionary
Transtrend	Systematic
Boronia	Systematic

Ceres, the general partner and commodity pool operator of the Partnership and the trading manager (the “Trading Manager”) of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 28, 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.   MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Ceres may reallocate the Partnership’s assets to different Trading Companies in its sole discretion.

Units of limited partnership interest (“Units”) of the Partnership are being offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).

Depending on the aggregate amount invested in the Partnership, limited partners received either class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”).  Certain limited partners, who are not subject to the ongoing placement agent fee, are deemed to hold Class Z Units. Ceres received Class Z Units with respect to its investment in the Partnership.  Effective February 29, 2012, Class B and Class C Units are no longer being offered to new investors but continue to be offered to existing Class B and Class C investors.

Ceres is not required to maintain any investment in the Partnership and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement.  In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Ceres’ sole discretion.  Class Z Unit holders are not subject to the ongoing placement agent fee.

Effective January 1, 2015, the monthly management fee paid indirectly by the Partnership to Boronia the trading advisor of Boronia I, LLC, was reduced from 1/12th of (3.0% if the beginning net assets is less than or equal to $60 million; 1.875% if the beginning net assets is greater than $60 million and less than or equal to $120 million; or 1.50% if the beginning net assets is greater than $120 million) based on the Boronia I, LLC’s beginning net assets plus additions less withdrawals (as of the beginning of the month) to 1/12th of 1.5% (a 1.5% annual rate) of the net assets allocated to Boronia as of the first day of each month.

Effective December 31, 2014, Ceres terminated the advisory agreement among the General Partner, Rotella Capital Management, Inc. (“Rotella”) and Morgan Stanley Smith Barney Rotella I, LLC (“Rotella I, LLC”), pursuant to which Rotella traded a portion of Rotella I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently, Rotella ceased all Futures Interests trading on behalf of Rotella I, LLC (and, indirectly, the Partnership).

Effective October 1, 2014, TT II, LLC pays Transtrend a monthly management fee equal to 1/12th of 1.25% (a 1.25% annual rate).

Effective June 30, 2014, Ceres terminated the advisory agreement among the General Partner, Kaiser Trading Group Pty. Ltd. (“Kaiser”) and Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”), pursuant to which Kaiser traded a portion of Kaiser I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently, Kaiser ceased all Futures Interests trading on behalf of Kaiser I, LLC (and, indirectly, the Partnership).

Effective March 31, 2014, Ceres terminated the advisory agreement among the General Partner, Winton Capital Management Limited (“Winton”) and Morgan Stanley Smith Barney WNT I, LLC (“WNT I, LLC”), pursuant to which Winton traded a portion of WNT I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently, Winton ceased all Futures Interests trading on behalf of WNT I, LLC (and, indirectly, the Partnership).

The Partnership began the year at a net asset value per Unit of $900.45, $929.85, $960.20,           and $1,023.87 and returned 6.96%, 7.50%, 8.03% and 9.11% to $963.16, $999.57, $1,037.34,  and $1,117.16 for Class A, Class B, Class C and Class Z, respectively, on December 31, 2014.

(b)  Financial Information about Segments.  The Partnership’s business consists of only one  segment, which is the speculative trading of Futures Interest as discussed in Item 1(a).  The Partnership does not engage in the sale of goods or services.  The Partnership’s net income (loss) from operations for the years ended December 31, 2014, 2013, and 2012 is set forth under Item 6.

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

(d)  Financial Information about Geographic Areas.  The Partnership has not engaged in any operations in non-U.S. countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where non-U.S. banks are the contracting parties and trades futures, forwards and options on such contracts on non-U.S. exchanges.

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

The Trading Companies and Partnership Incur Substantial Charges. Each Trading Company must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. Each Trading Company is required to pay brokerage commissions and monthly management fees to the Trading Advisors regardless of its performance. In addition, each Trading Company pays its Trading Advisor an incentive fee of 20% of new trading profits. Each Trading Company pays a fee equal to 1/12th of 0.35% of the beginning of the month net asset value to cover its administrative, operating, offering and organizational expenses. As a limited partner in the Partnership, you will be indirectly responsible for the expenses paid by the Trading Companies in which the Partnership invests.

The Partnership pays the General Partner’s Fee, and pays the Placement Agent’s ongoing compensation. In addition, the Partnership pays a fee equal to 1/12th of 0.40% of the beginning of the month net asset value to cover its administrative, operating, offering and organizational expenses.

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

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you may not redeem your Units other than as of the last business day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your request for redemption in such manner as determined by the General Partner no later than 3:00 p.m., New York City time, on the third business day before the end of the month, although the General Partner may accept requests for redemption at other times in its sole discretion. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Limited Partnership Agreement will be ineffective.

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

The Partnership’s Structure Has Conflicts of Interest.

•
The General Partner, Morgan Stanley Investment Management, the Placement Agent, MS&Co. and MSCG are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently.  The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates.  Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of the managed futures business operated by the General Partner.

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

•
The Trading Advisors, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade futures, forwards and options for their own accounts, and thereby compete with the Trading Companies for positions. Also, the other commodity pools managed by the General Partner and the Trading Advisors may compete with the Trading Companies for futures, forwards, and options positions. These conflicts can result in less favorable prices on the Partnership’s transactions.  These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays.  The records of any such trading will not be available for inspection by limited partners.

•
MS&Co. and the General Partner retain any interest income earned on cash in the Trading Companies’ accounts in excess of the rate specified herein. That could create an incentive for more risky investments with such cash.

No specific policies regarding conflicts of interest have been adopted by the General Partner, Morgan Stanley Wealth Management, the Partnership, the Trading Companies or any of their affiliates, and investors will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

An Investment in Units may not Diversify an Overall Portfolio. Because futures, forwards and options have historically performed independently of traditional investments in equities and bonds, the General Partner believes that managed futures funds like the Partnership can diversify a traditional portfolio of equities and bonds.  However, the General Partner cannot assure you that the Partnership will perform with a significant degree of non- or low-correlation to your other investments in the future.  You may lose your entire investment in the Partnership.

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

Risks Related to Regulation of the Partnership, General Partner and Trading Companies

The Federal Reserve Board's Regulation of Morgan Stanley Could Affect the Activities of the Partnership and the Trading Companies. As a bank holding company that has elected financial holding company (“FHC”) status under the Bank Holding Company Act of 1956 (“BHCA”), Morgan Stanley and its affiliates are subject to the comprehensive, consolidated supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). A significant focus of this regulatory framework is the operation of Morgan Stanley and its subsidiaries in a safe and sound manner, with sufficient capital, earnings and liquidity that

Morgan Stanley may serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well-capitalized and well-managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in changes to Morgan Stanley’s business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner, the Partnership and the Trading Companies, any limited divestiture should not directly involve the Partnership or the Trading Companies.

The enactment of the Dodd-Frank Act on July 21, 2010 has and will continue to result in enhanced regulation by the Federal Reserve and, with respect to the Banks, may result in enhanced regulation of certain affiliates of Morgan Stanley by the Office of the Comptroller of the Currency. Specifically, the Act amended the BHCA to require that, effective July 21, 2011, a bank holding company that has elected FHC status, such as Morgan Stanley, must remain well capitalized and well managed for the election to continue to be effective.  Prior to the Dodd-Frank Act, this requirement had applied only to depository institution subsidiaries of a FHC, such as the Banks.  In addition to extending this requirement to apply to FHCs, the Dodd-Frank Act expanded the Federal Reserve’s supervisory and enforcement authority over nonbank subsidiaries of a bank holding company. Additionally, because it is a bank holding company with more than $50 billion in consolidated assets, Morgan Stanley is subject to enhanced Federal Reserve supervision and more stringent prudential standards. In July 2013, the Federal Reserve issued a final rule adopting the regulatory capital reforms agreed upon by the Basel Committee (“Basel III”).  The Basel III capital framework introduced a new minimum common equity tier 1 (“CET 1”) capital ratio of 4.5 percent and a CET 1 capital conservation buffer of 2.5 percent, raised the minimum tier 1 capital ratio from 4 percent to 6 percent, required all banking organizations to meet a minimum 4 percent leverage ratio, and introduced a standardized approach for calculating risk-weighted assets.  In February 2014, the Federal Reserve formally adopted a number of previously-issued capital planning and stress testing requirements as “enhanced prudential standards.”  For bank holding companies with total consolidated assets of $50 billion or more, such as Morgan Stanley, the enhanced prudential standards include periodic capital planning and stress testing procedures, including the requirement to submit to the Federal Reserve an annual capital plan that demonstrates the holding company’s ability to maintain minimum capital levels under both baseline and stressed conditions.  Bank holding companies subject to the rule were required to comply by January 1, 2015.

The Units are not being offered by the Banks, and as such: (1) are not Federal Deposit Insurance Corporation (“FDIC”) insured, (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.”  In December 2013, the Board of Governors of the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the CFTC each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule).  The Final Rule became effective on April 1, 2014.  Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds,” which include certain types of collective investment vehicles, such as the Partnership and the Trading Companies.  The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire an equity or other ownership interest in the covered fund except for a de minimis investment.  Moreover, with certain limited exceptions, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program by July 21, 2015, including meeting certain documentation and reporting requirements.  The Final Rule makes clear that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.  Larger banking entities are subject to increased compliance program requirements.

Morgan Stanley is continuing to assess the impact of the Final Rule on itself and all of its subsidiaries and affiliates.  The Final Rule could, among other things, limit or prohibit certain employees of Morgan Stanley and its subsidiaries and affiliates, including the General Partner, and their investment vehicles from investing in or co-investing with the Partnership and/or the Trading Companies.  Structural changes to the Partnership and/or the Trading Companies could also be required.  To the extent that the General Partner determines that any activities or investments of the Partnership and/or the Trading Companies are impermissible under the Final Rule, the General Partner is required to make good faith efforts to unwind such activities and investments by certain deadlines.  The deadline to conform investments in and relationships with covered funds that were in place prior to December 31, 2013 is July 21, 2016, but the Federal Reserve has announced its intention to extend this deadline to July 21, 2017 later this year.  The deadline to conform any investments in and relationships with covered funds that were not in place prior to December 31, 2013 is July 21, 2015.  It should be noted that each of the regulators has discretion to interpret the Final Rule with respect to the entities regulated by each such regulator, and there are numerous interpretive questions to be resolved in regulatory commentary, so there remains some uncertainty as to how various aspects of the Final Rule may be applied.

Redemptions from the Partnership and/or the Trading Companies by individuals or entities that are related to, or affiliated with, Morgan Stanley, including the General Partner, and, without limitation, any investment vehicles advised by Morgan Stanley or its subsidiaries and affiliates, including the General Partner, or certain employees as a result of, or in connection with, the Final Rule could require the Partnership and/or the Trading Companies to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Partnership and/or the Trading Companies.

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (the “FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest.  Such general prohibitions will restrict the activities of the Partnership and/or the Trading Companies.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of each Trading Company that are deposited with Commodity Brokers or their affiliates may be placed in deposit accounts at U.S. banks. The FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of an insured U.S. bank holding deposit accounts that were established by a Commodity Broker or one of its affiliates, then it is uncertain whether the Commodity Broker, the affiliate involved, the Trading Company, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

THE UNITS ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK. THEY ARE SUITABLE ONLY FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

Other Federal Agencies, Including the SEC and the CFTC, Regulate Certain Activities of the Partnership and General Partner.  Regulatory changes other than banking regulations could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject.  The Dodd-Frank Act, among other things, grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the OTC derivatives market and certain foreign exchange transactions.  The implementation of the Dodd-Frank Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs.  In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities.  Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures.  As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities.

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

Options Trading can be More Volatile than Futures Trading, and Purchasing and Writing Options Could Result in Trading Losses. A Trading Company may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.  Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of a put option collects a premium and risks losing the difference between the strike price and the market price of the underlying commodity or futures contract (less the premium received) if the option buyer exercises its put option.  The writer, or seller, of a call option has unlimited risk.  A call option writer collects a premium and risks losing the difference between the price it would have to pay to obtain the underlying commodity or futures contract and the strike price (less the premium received) if the option buyer exercises its call option.

Market Illiquidity May Cause Less Favorable Trade Prices. Although the Trading Advisors for each Trading Company generally will purchase and sell actively traded contracts where last trade price information and quoted prices are readily available, the price at which a sale or purchase occurs may differ from the price expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities. In addition, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases it is possible that a Trading Company could be required to maintain a losing position that it otherwise would execute and incur significant losses or be unable to establish a position and miss a profit opportunity.

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

Trading on foreign exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the Partnership in the event of the insolvency or bankruptcy of a non-U.S. market, broker or bank are likely to differ from rights that the Partnership would have in the United States and these rights may be more limited than in the case of failures of U.S. markets, brokers or banks.

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

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and a Trading Company is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Trading Companies trade such contracts with MS&Co. and MSCG and are at risk with respect to the creditworthiness and trading practices of each of MS&Co. and MSCG as the counterparty to the contracts.

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

Trading Swaps Creates Distinctive Risks.  The Trading Advisors may trade in certain swaps.  Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse.  The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared and executed on an exchange or other organized trading platform.  In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared and executed on an exchange or other organized trading platform.  Until   such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps.  Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract.  Swap dealers and major swap participants require the Trading Companies to deposit initial margin and variation margin as collateral to support such Trading Company’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership.  If the counterparty to such a swap defaults, the Trading Company would be a general unsecured creditor for any termination amounts owed by the counterparty to the Trading Company as well as for any collateral deposits in excess of the amounts owed by the Trading Company to the counterparty, which would likely result in losses to the Partnership.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action.  Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms.  Security-based swaps will be subject to similar requirements.  Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not.  These include margin, collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements.  Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally.  Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

Implementation of Legislation is Not Complete.  Rules implementing the Dodd-Frank Act and similar legislation in other countries are not yet complete.  The impact of future rules on transactions of the type undertaken by the Trading Companies is not certain.

Changes in Regulation of Swaps Could Lead to Increased Costs.  As the Dodd-Frank Act and related rules, as well as analogous legislation and regulations in other countries, are implemented and market infrastructure adapts to the changes, the cost of engaging in trading of swaps and other products could increase, reducing the profits from those trades.

Central Clearing Parties Could Fail.  Central clearing parties are highly capitalized.  Cleared transactions are supported by initial and variation margin.  As a result, failure of a central clearing party is highly unlikely.  If a central clearing party were to fail, however, the impact on the financial system in general and on the Partnership’s positions in particular is uncertain but could be significant and could affect a large portion of the market.

Deregistration of the Commodity Pool Operator or Commodity Trading Advisors Could Disrupt Operations. The General Partner is a registered commodity pool operator and each Trading Advisor is registered with the CFTC as a commodity trading advisor. If the CFTC were to terminate, suspend, revoke or not renew the registration of the General Partner, the General Partner would withdraw as general partner of the Partnership. The limited partners would then determine whether to select a replacement general partner or to dissolve the Partnership. If the CFTC were to terminate, suspend, revoke or not renew the registration of any Trading Advisor, the General Partner would terminate the Trading Advisor’s advisory agreement(s) with the Partnership. The General Partner could reallocate the Partnership’s assets managed by the relevant Trading Advisor to new Trading Advisor(s), or terminate the Partnership. No action is currently pending or threatened against the General Partner or the Trading Advisors.

The Trading Companies are Subject to Speculative Position Limits. U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures.  Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day.  Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the  profitability of a Trading Company.  The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of a Trading Company.  In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options.  In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  The CFTC proposed revised position limits rules late in 2013.  The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only.  Those comment periods have also closed, and the date for the CFTC’s final rules is unknown.  It is possible that these rules may take effect in some form.  If so, these rules could have an adverse effect on the Trading Companies’ trading for the Partnership.

The Trading Companies have Credit Risk to the Commodity Brokers. Each Trading Company has credit risk because the Commodity Brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of each Trading Company’s assets. As such, in the event that the Commodity Brokers are unable to perform, the Trading Companies’ assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to each Trading Company’s account on a daily basis. The Commodity Brokers, as futures commission merchants for each Trading Company’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts.  In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Trading Company’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Trading Company may only recover a portion of the available customer funds.  If no property is available for distribution, the Trading Company would not recover any of its assets.  With respect to each Trading Company’s OTC foreign exchange contracts and uncleared swaps with MS&Co. and MSCG prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts.  There is still no requirement to segregate funds held as variation margin posted by a party engaging in uncleared swaps with a swap dealer or major swap participant; however, a party engaging in uncleared swaps with a swap dealer or major swap participant can ask that the initial margin posted by such party be held with an independent third party custodian.  Generally, the party requesting segregation will pay the costs of such custodial arrangement.  There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

Risks Relating to the Trading Advisors

You should not rely on the past performance of the Trading Advisors in deciding to purchase Units. Since the future performance of a Trading Advisor is unpredictable, each Trading Advisor’s past performance is not necessarily indicative of future results.

Reliance on the Trading Advisors to Trade Successfully. Each Trading Advisor is responsible for making all futures, forwards and options trading decisions on behalf of the applicable Trading Company. The General Partner has no control over the specific trades that the Trading Advisors may make, leverage used, risks and/or concentrations assumed, or whether the Trading

Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the General Partner. The General Partner can provide no assurance that the trading programs employed by the Trading Advisors will be successful. The Trading Advisors, in turn, are dependent upon the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any of the Trading Advisors’ principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on the Trading Advisors’ ability to manage their trading activities successfully, or may cause a Trading Advisor to cease operations entirely. This, in turn, could negatively affect the Partnership’s performance.

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

Possible Consequences of Using Multiple Trading Advisors. Each Trading Advisor makes trading decisions independent of the other Trading Advisors for the Partnership. Thus, it is possible that the Partnership could hold opposite positions in the same or similar futures, forwards and options, thereby offsetting any potential for profit from these positions.  Each such position would cost the Partnership transactional expenses (such as brokerage commissions and

National Futures Association fees) but could not generate any recognized gain or loss.  Moreover, the General Partner may reallocate the Partnership’s assets among the current Trading Companies, terminate one or more or select additional Trading Companies at any time.  Any such reallocation could adversely affect the performance of the Partnership or any one Trading Advisor.

Increasing Assets Managed by a Trading Advisor may Adversely Affect Performance. The rates of return achieved by a Trading Advisor often diminish as the assets under its management increase. This can occur for many reasons, including the inability of the Trading Advisor to execute larger position sizes at desired prices and because of the need to adjust the Trading Advisor’s trading program to avoid exceeding speculative position limits. These are limits established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. The Trading Advisors have not agreed to limit the amount of additional assets that they will manage.

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

Disadvantages of Replacing or Switching Trading Advisors.  A Trading Advisor generally is required to recoup previous trading losses before it can earn performance-based compensation.  However, the Trading Manager may elect to replace a Trading Advisor that has a “loss carry-forward.”  In that case, the Trading Company would lose the “free ride” of any potential recoupment of the prior losses. In addition, the new Trading Advisor would earn performance-based compensation on the first dollars of investment profits. The effect of the replacement of, or the reallocation of assets away from, Trading Advisors therefore could be significant.

Partnership Performance May Be Hindered by Increased Competition for Positions.  Assets in managed futures have grown from an estimated $300 million in 1980 to over $325 billion in March, 2014.  This has resulted in increased trading competition.  Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Partnership’s Trading Advisors to obtain the best prices for the Partnership.

-  36 -

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

You Will Recognize Short-Term Capital Gain. Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to Section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 39.6%.

The IRS Could Take the Position that Deductions for Certain Partnership Expenses Are Subject To Various Limitations. Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for U.S. federal income tax and alternative minimum tax purposes. The IRS could argue that certain Partnership expenses are investment advisory expenses. Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Partnership.

Tax Laws Are Subject To Change at Any Time. Tax laws, and court and IRS interpretations thereof, are subject to change at any time, possibly with retroactive effect. Prospective investors are urged to discuss scheduled and potential tax law changes with their tax advisors.

Non-U.S. Investors May Face Exchange Rate Risk and Local Tax Consequences. Non-U.S. investors should note that Units are denominated in U.S. dollars and that changes in rates of exchange between currencies may cause the value of their investment to decrease or to increase. Non-U.S. investors should consult their own tax advisors concerning the applicable U.S. and foreign tax implications of this investment.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership’s executive and administrative offices are located within the offices of the General Partner.  The General Partner’s offices utilized by the Partnership are located at 522 Fifth Avenue, New York, New York 10036.

Item 3.  LEGAL PROCEEDINGS
This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject.  There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934 (“Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co.  While MS&Co. and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that MS&Co. and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that MS&Co. made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes MS&Co.’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. MS&Co. does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by MS&Co. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties.  On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay the IL AG approximately $88 million. MS&Co. does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co.  The NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. does not agree with the NYAG’s allegations and has presented defenses to them to the NYAG.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages.  On February 7, 2014, the parties entered into an agreement to settle the litigation.  On February 20, 2014, the court dismissed the action.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position (“EFRP”).  Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended, and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007.  Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (“Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Other Litigation
On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action.  By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint.  On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial.  At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates.  On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011.  On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled.  On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice.  A bellwether trial was scheduled to begin in January 2015.  MS&Co. was not a defendant in connection with the securitizations at issue in that trial.  On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. On October 15, 2014, these motions were denied. On December 29, 2014 and January 13, 2015, the defendants in the bellwether trial informed the court that they had reached a settlement in principle with plaintiff. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $283 million, and the certificates had incurred actual losses of approximately $7 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of NY. The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011.  The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates.  The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012.  On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue.  After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates.  On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012.  MS&Co. filed a motion for summary judgment on January 20, 2015.  Trial is currently scheduled to begin in July 2015.  At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $110 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $110 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the FDIC, as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint.  The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages.  On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $605 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $605 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts.  On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013.  The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $65 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $65 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $72 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $72 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages.  On June 10, 2014, the court denied the defendants’ motion to dismiss the case. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation.  After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On October 13, 2014, MS&Co. filed its answer to the complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $294 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $294 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to the plaintiff was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages.  The defendants filed a motion to dismiss the complaint on November 13, 2013.  On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint.  On December 15, 2014, defendants answered the amended complaint.  At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $208 million, and the certificates had incurred actual losses of $27 million.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $208 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

(b)  Holders.  The number of holders of Units at February 28, 2015, was approximately 293.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on August 1, 2007.  Ceres has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Ceres currently does not intend to make any distributions of the Partnership’s profits until termination of the Partnership.

(d)  Securities Authorized for Issuance under Equity Compensation Plans.  None.

(e)  Performance Graph.  Not applicable.

(f) Securities Sold; Consideration.  The Registrant’s Units of limited partnership interest are being sold only to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.  In determining the applicability of the exemption, the General Partner relied on the fact that the Units were purchased by accredited investors.

The aggregate proceeds of securities sold in all share Classes to the limited partners through December 31, 2014, was $112,975,978.  The Partnership received $805,000 in consideration from the sale of Units to Ceres.

Proceeds of net offering were used for the trading of commodity interests, including futures  option, forward and swap contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The following chart sets forth the purchases of Units by the Partnership.
Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A		$
October 1, 2014 - October 31, 2014	(93,843)	939.55	N/A	N/A
November 1, 2014 - November 30, 2014	(172,438)	968.49	N/A	N/A
December 1, 2014 - December 31, 2014	(300,536)	963.16	N/A	N/A
	(566,817)	960.87

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value ) of Units that May Yet Be Purchased Under the Plans or Programs
Class B		$
October 1, 2014 - October 31, 2014	–	–	N/A	N/A
November 1, 2014 - November 30, 2014	–	–	N/A	N/A
December 1, 2014 - December 31, 2014	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value ) of Units that May Yet Be Purchased Under the Plans or Programs
Class C		$
October 1, 2014 - October 31, 2014	–	–	N/A	N/A
November 1, 2014 - November 30, 2014	–	–	N/A	N/A
December 1, 2014 - December 31, 2014	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z		$
October 1, 2014 - October 31, 2014	–	–	N/A	N/A
November 1, 2014 - November 30, 2014	–	–	N/A	N/A
December 1, 2014 - December 31, 2014	–	–	N/A	N/A
	–	–

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 6.  SELECTED FINANCIAL DATA (in dollars)

                                                                             For the Years Ended December 31,
	2014	2013	2012	2011	2010
	$	$	$	$	$
Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	1,237,519	1,115,692	(1,432,407)	(4,583,530)	4,237,952
Net Income (Loss)	740,380	264,034	(2,770,169)	(6,505,584)	1,935,125
Net Income (Loss) per Unit by Share Class
A	62.71	7.41	(66.82)	(108.89)	24.15
B	69.72	12.25	(63.71)	(105.82)	29.85
C	77.14	17.37	(60.40)	(102.60)	35.72
D*	−	5.04	(58.24)	(100.60)	38.71
Z	93.29	28.51	(53.17)	(95.64)	47.95
Total Assets	13,567,816	22,494,643	35,090,939	52,692,211	73,967,469
Total Partners’ Capital	13,278,350	22,030,579	33,086,444	49,441,224	72,434,102
Net asset value per Units by Share Class
A	963.16	900.45	893.04	959.86	1,068.75
B	999.57	929.85	917.60	981.31	1,087.13
C	1,037.34	960.20	942.83	1,003.23	1,105.83
D	–	–	956.28	1,014.52	1,115.12
Z	1,117.16	1,023.87	995.36	1,048.53	1,144.17

* Class D Units were initially offered on March 1, 2009, at a net asset value per Unit of $1,137.00.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2014, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 31.03%; Currency 20.64%; Equity 20.48%; and Commodity 27.85%.

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

The Trading Companies’ investment in Futures Interests may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single trading day by regulations referred to as “daily price fluctuations limits” or “daily limits.”  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.

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

As of December 31, 2014, approximately 64.48% of the Partnership’s total investment exposure is in futures contracts which are exchange-traded while approximately 35.52% is in forward contracts which are off-exchange-traded.

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

Results of Operations
General.  The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2014, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.

GAAP”), which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts that the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) on Investments” for open contracts, and recorded as “Net realized gain/loss” when open positions are closed out.  The sum of these amounts constitutes the Trading Companies’ trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

Year Ended December 31, 2014
The Partnership recorded total net realized/change in unrealized appreciation on investments of $1,237,519 and expenses totaling $497,139 resulting in net income of $740,380 for the year ended December 31, 2014.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 12/31/14	NAV at 12/31/13

A	$963.16	$900.45
B	$999.57	$929.85
C	$1,037.34	$960.20
Z	$1,117.16	$1,023.87

Total subscriptions and redemptions across all share Classes for the year ended December 31, 2014 were $25,000 and $9,517,609, respectively, and the Partnership’s ending capital was $13,278,350 at December 31, 2014, a decrease of $8,752,229 from ending capital at December 31, 2013 of $22,030,579.

During the year, the Partnership posted a gain in net asset value per Unit as trading profits in global interest rates, currencies, agriculturals, and energies more than offset losses in the global stock indices and metals sectors. The most significant gains were achieved within the global interest rate sector primarily during January, May, August, and throughout the fourth quarter from long fixed income futures positions as prices rose amid central banks globally maintaining loose monetary policies to stimulate economic growth and stem deflation. Fixed income futures found additional support during the year as geopolitical tensions increased demand for the relative “safety” of government debt. Within the currency sector, gains were achieved during May and the second half of the year from short positions in the Japanese yen and euro versus the U.S. dollar as diverging central bank policy paths contributed to a strengthening U.S. dollar. The Bank of Japan and the European Central Bank both focused on keeping interest rates low, while the U.S. Federal Reserve indicated higher interest rates, which benefited the Fund’s short non-U.S. dollar currency positions. In the agricultural complex, gains were achieved during February from long positions in soybean futures as prices advanced after adverse weather conditions in Brazil lowered crop estimates. Additional gains were achieved during the third quarter from short positions in corn, soybean, and wheat futures as prices declined as favorable growing conditions in the U.S. Midwest increased speculation that crop totals would reach record levels.

Within the energy complex, gains were experienced primarily during September through December from short positions in crude oil and its related contracts as prices moved lower as U.S. oil production advanced to record levels and after OPEC decided not to reduce crude oil production amid a global supply surplus. A portion of the Partnership’s gains during the year were partially offset by losses recorded within the global stock index sector during January from long positions in U.S., European, and Asian equity index futures as prices declined after disappointing economic growth in China and the U.S. Federal Reserve’s announcement to further taper its quantitative easing program. Additional losses were incurred during September, October, and December from long positions in U.S., European, and Asian equity index futures as prices fell as a decline in the energy complex, the Russian ruble crisis, and uncertainty in European monetary policy all fueled a general risk reduction in stocks. Within the metals sector, losses were recorded during a majority of the first half of the year and December from gold futures positions as prices whipsawed following geopolitical concerns in emerging markets, Ukraine, and the Middle East, which caused investor anxiety and sporadic demand for “safe-haven” assets. Additional losses were recorded during the year from copper futures positions as prices fluctuated on varying economic news from China, the world’s largest user of the metal.

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

Total subscriptions and redemptions across all share Classes for the year ended December 31, 2013, were $57,122 and $11,377,021, respectively, and the Partnership’s ending capital was $22,030,579 at December 31, 2013, a decrease of $11,055,865 from ending capital at December 31, 2012, of $33,086,444.

During the year, the Partnership recorded a gain in net asset value per Unit as profits recorded from trading in stock indices, metals, agriculturals, and currencies more than offset trading losses in global interest rates and energies.  The most significant gains were achieved within the global stock index markets from long futures positions during the majority of the year as equity prices were pushed higher by an aggressive Japanese economic stimulus package, a stabilizing euro-zone economy, and continued economic growth in the U.S.  Within the metals complex, gains were experienced primarily in the second quarter from short positions in gold and silver futures as precious metals prices fell sharply on fears Cyprus and other crisis-hit countries might be forced to sell their gold reserves and on speculation the U.S. Federal Reserve might scale back its monetary stimulus program.  In agriculturals trading, gains were recorded during February from short positions in wheat futures as prices traded lower after snowfall in the U.S.  Great Plains eased drought concerns.  Additional gains were recorded in the agriculturals during May from short positions in sugar futures as prices moved lower on forecasts of large crop yields in Brazil and Thailand.  Within the currency markets, gains were achieved primarily during January and December from short positions in the Japanese yen versus the U.S. dollar, Canadian dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan would ease monetary policy considerably.  A portion of the Partnership’s trading gains for the year was offset by trading losses incurred within the global interest rate sector when losses were incurred during January and May.  During January, long positions in U.S. and European fixed income futures resulted in losses as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover during 2013.  During May, additional losses were recorded from long positions in U.S. and European fixed income futures as prices moved lower following a positive U.S. employment report, a rise in German economic sentiment, and following comments by Federal Reserve Bank Chairman Bernanke that the U.S. central bank may taper its bond-buying program.  In the energy markets, losses were incurred primarily during February, May, and September.  During February, losses were experienced from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S., Chinese, and European economies grew less than economists expected.  Meanwhile in May, losses were incurred in the energy complex from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather.  In September, further losses were recorded from long crude oil and gasoline futures as prices declined after tensions in the Middle East eased and amid concerns a shutdown of the U.S. government might reduce demand by the world’s largest oil consumer.

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

The most significant trading losses during the year were incurred within the agricultural complex during June from short positions in corn futures as prices rose after inventories dropped and on speculation hot, dry weather would increase stress on crops in the U.S. Additional agricultural losses were experienced during September from long futures positions in the soybean complex as prices fell on speculation favorable weather in August limited crop damage caused by the severe drought in June and July. Within the energy sector, losses were recorded during May from long futures positions in crude oil and its related products as prices declined after crude stockpiles increased in the U.S., the world’s largest energy consumer. Additional losses were experienced in energies during September from short positions in natural gas futures as prices advanced on concern U.S. government data showed a smaller-than-normal increase in stockpiles following production shutdowns due to Hurricane Isaac. Meanwhile, losses in metals trading were incurred during October and December from long positions in gold and silver futures as prices moved lower amid a rally in the U.S. dollar, which curbed demand for the precious metals. Within the currency markets, losses were experienced during June from short positions in the euro, Swedish krona, and Swiss franc versus the U.S. dollar as the value of these European currencies increased against the U.S. dollar after European Union leaders eased terms on Spanish bank loans and moved towards resolving the region’s debt crisis. During August, short positions in the euro versus the U.S. dollar and Australian dollar resulted in additional losses as the value of the euro advanced against these currencies after German Chancellor Angela Merkel reiterated her commitment to working with the European Central Bank to resolve the euro-zone’s financial turmoil. A portion of the Partnership’s losses during the year was offset by gains achieved within the global interest rate sector during April and May from long positions in European and U.S. fixed income futures as prices increased after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government. During July, long positions in European and U.S.

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

For further sector trading information, please refer to the Partnership’s Financial Statements for the year ended December 31, 2014, which are included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

The Partnership's income and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Market Risk
The Trading Companies, on behalf of the Partnership, are party to financial instruments with elements of off-balance sheet market and credit risk.  The Trading Companies trade futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products.  In entering into these contracts, the Trading Companies (and, indirectly, the Partnership) are subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the positions held by the Trading Companies, on behalf of the Partnership, at the same time, and the Trading Advisors were unable to offset positions of the Trading Companies, the Partnership (through its investment in the Trading Companies) could lose all of its assets and the limited partners would realize a loss equal to 100% of their capital accounts.

In addition to the Trading Advisors’ internal controls, each Trading Advisor must comply with the Trading Company’s (and, indirectly, the Partnership’s) trading policies that include standards for liquidity and leverage that must be maintained.  The Trading Advisors and Ceres monitor the Trading Companies’ trading activities to ensure compliance with the trading policies, and Ceres can require a Trading Advisor to modify positions of the applicable Trading Company if Ceres believes they violate the Trading Company’s trading policies.

Credit Risk
In addition to market risk, in entering into futures, forward and options contracts, there is a credit risk to each Trading Company (and, indirectly, the Partnership) that the counterparty on a contract will not be able to meet its obligations to the Trading Company.  The ultimate counterparty or guarantor of each Trading Company for futures, forward and options contracts traded in the United States, and most foreign exchanges on which the Trading Companies trade, is the clearinghouse associated with such exchange.  In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk.  There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to a Trading Company, and Ceres and the commodity brokers will not indemnify any Trading Company (and, indirectly, the Partnership) against a default by such parties.  Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers.  In cases where a Trading Company, on behalf of the Partnership, trades off-exchange forward contracts with a counterparty, the sole recourse of the Trading Company, on behalf of the Partnership, will be the forward contract’s counterparty.

Ceres deals with these credit risks of the Trading Companies in several ways.  First, Ceres monitors the Trading Companies’ (and, indirectly, the Partnership’s) credit exposure to each exchange on a daily basis.  The commodity brokers inform each Trading Company, as with all of their customers, of the Trading Company’s net margin requirements for all of its existing open positions, and Ceres has installed a system which permits it to monitor the Trading Companies’ (and, indirectly, the Partnership’s) potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Trading Companies’ (and, indirectly, the Partnership’s) margin liability thereon.

Second, the Partnership’s trading policies limit the amount of its net assets that can be committed at any given time to futures contracts by the Trading Companies and require a minimum amount of diversification in the Partnership’s (through the Trading Companies) trading, usually over several different products and exchanges.  Historically, the Partnership’s (through the Trading Companies) exposure to any one exchange has typically amounted to only a small percentage of its total net assets and, on those relatively few occasions where the Partnership’s (through the Trading Companies) credit exposure climbs above such level, Ceres deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate.

Third, with respect to forward contract trading, the Trading Companies, on behalf of the Partnership, trade with only those counterparties which Ceres, together with MS&Co., has determined to be creditworthy.  The Trading Companies presently deal with MS&Co. and MSCG as the sole counterparties on all trading of foreign currency forward contracts.

For additional information, see the “Financial Instruments of the Trading Companies” section under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2014, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Fair Value Measurements and Disclosures
Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 – unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 – if the Partnership has the ability to redeem its investment in a Trading Company at the net asset value per share (or its equivalent) at the measurement date or within the near term and there are no other liquidity restrictions, the Partnership’s investment in the Trading Company is considered Level 2; and Level 3 – any investment in a Trading Company that is currently subject to liquidity restrictions that will not be lifted in the near term is considered Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of the factors specific to the investment.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are  summarized in the following tables by the type of inputs applicable to the fair value measurements.

Assets December 31, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Investment in Augustus I, LLC	–	3,935,697	–	3,935,697
Investment in TT II, LLC	–	3,356,258	–	3,356,258
Investment in Boronia I, LLC	–	2,976,216	–	2,976,216

Assets December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Investment in TT II, LLC	–	6,221,176	–	6,221,176
Investment in Augustus I, LLC	–	4,318,716	–	4,318,716
Investment in Rotella, LLC	–	4,039,384	–	4,039,384
Investment in WNT I, LLC	–	3,816,627	–	3,816,627
Investment in Boronia I, LLC	–	2,237,602	–	2,237,602
Investment in Kaiser I, LLC	–	1,861,138	–	1,861,138

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

Summarized information for the Partnership’s pro rata investment in affiliated Trading Companies for the years ended December 31, 2014 and 2013 is as follows:

December 31, 2014
Investment	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata Net Income/(Loss)	Partnership’s Management Fees	Partnership’s Incentive Fees	Partnership’s Administrative Fees
		$	$	$	$	$
Augustus I, LLC	29.6	3,935,697	160,360	58,939	25,153	13,752
TT II, LLC	25.3	3,356,258	601,930	47,124	61,805	13,195
Boronia I, LLC	22.4	2,976,216	523,865	47,139	130,966	8,799
Rotella I, LLC	–	–	252,994	36,089	64,058	12,631
Kaiser I, LLC	–	–	(222,158)	19,534	–	3,419
WNT I, LLC	–	–	(79,472)	14,154	–	3,303

December 31, 2013
Investment	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata Net Income/(Loss)	Partnership’s Management Fees	Partnership’s Incentive Fees	Partnership’s Administrative Fees
		$	$	$	$	$
TT II, LLC	28.2	6,221,176	(148,361)	141,129	–	28,226
Augustus I, LLC	19.6	4,318,716	(169,072)	66,017	13,378	15,404
Rotella I, LLC	18.3	4,039,384	294,968	41,744	25,511	14,610
WNT I, LLC	17.3	3,816,627	532,962	67,855	61,790	15,833
Boronia I, LLC	10.2	2,237,602	288,580	43,450	72,193	7,732
Kaiser I, LLC	8.4	1,861,138	250,659	40,439	30,404	7,070
Morgtan Stanley Smith Barney Chesapeake I, LLC	–	–	52,305	17,564	–	6,147
Morgan Stanley Smith Barney GLC I, LLC	–	–	13,652	675	–	542

As of December 31, 2014 and September 30, 2014, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 12/31/2014	Allocation as of 9/30/2014

Augustus I, LLC	38.30%	29.55%
TT II, LLC	32.70%	22.95%
Boronia I, LLC	29.00%	20.30%
Rotella I, LLC	−	27.20%

For all Trading Companies, Contributions and Withdrawals are permitted on a monthly basis.  As of December 31, 2014 and 2013, there have been no suspended redemptions, “lockup” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

Investment Company Status
Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.  ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.  ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of this ASU did not have a material impact on the Partnership’s financial statements.  Based on management’s assessment, the Partnership has been deemed to be an investment company since inception.

Subsequent Events
Management of Ceres (“Management”) performed its evaluation of subsequent events through the date of filing, and has determined that, other than as referenced above in Item 1. BUSINESS, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Quantifying the Trading Companies’ Trading Value at Risk
The following quantitative disclosures regarding the Trading Companies’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act, and Section 21E of the Exchange Act).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of December 31, 2014, Boronia I, LLC’s total capitalization was $104,262,934.  The Partnership owned approximately 3% of Boronia I, LLC.

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$4,957,331	4.75%

Interest Rate	2,965,947	2.84%

Equity	2,889,921	2.77%

Commodity	5,125,195	4.92%

Total	$15,938,394	15.28%

Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$11,301,501	$984,987	$4,077,565
Interest Rate	$5,475,674	$647,220	$2,547,225
Equity	$9,013,937	$712,546	$3,468,454
Commodity	$6,835,307	$1,782,819	$3,476,070

* Average of month-end VaR.

As of December 31, 2014, TT II, LLC’s total capitalization was $459,215,895.  The Partnership owned approximately 1% of TT II, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$11,945,011	2.60%

Interest Rate	22,829,716	4.97%

Equity	14,275,060	3.11%

Commodity	16,951,707	3.69%

Total	$66,001,494	14.37%

Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$43,738,616	$11,543,442	$26,678,708
Interest Rate	$23,486,703	$5,437,975	$15,347,791
Equity	$24,704,696	$4,443,784	$16,383,350
Commodity	$37,483,261	$12,284,581	$22,290,073

* Average of month-end VaR.

As of December 31, 2014, Augustus I, LLC’s total capitalization was $11,587,450.  The Partnership owned approximately 34% of Augustus I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$720,594	6.22%

Interest Rate	74,725	0.64%

Total	$795,319	6.86%

Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,251,317	$683,340	$943,758
Interest Rate	$127,958	–	$55,153

* Average of month-end VaR.

The Partnership terminated trading in Rotella I, LLC as of December 31, 2014.

Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$528,702	−	$293,817
Interest Rate	$415,289	−	$244,560
Equity	$570,266	−	$272,433
Commodity	$244,713	−	$123,652
* Average of month-end VaR.

The Partnership terminated trading in Kaiser I, LLC as of June 30, 2014.

Six Months Ended June 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$4,738,918	−	$904,083
Interest Rate	$3,217,413	−	$707,754
Equity	$6,328,364	−	$1,006,381
Commodity	$953,135	−	$188,988

* Average of month-end VaR

The Partnership terminated trading in WNT I, LLC as of March 31, 2014.

Three Months Ended March 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$340,252	−	$266,227
Interest Rate	$210,848	−	$150,753
Equity	$311,304	−	$249,130
Commodity	$166,428	−	$130,140
* Average of month-end VaR.

As of December 31, 2013, Boronia I, LLC’s total capitalization was $65,220,505.  The Partnership owned approximately 3% of Boronia I, LLC.

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$1,686,465	2.59%

Interest Rate	1,335,142	2.05%

Equity	1,905,034	2.92%

Commodity	2,706,808	4.15%

Total	$7,633,449	11.71%

Twelve Months Ended December 31, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$6,014,107	$251,044	$2,188,362
Interest Rate	$3,815,651	$258,654	$1,509,121
Equity	$5,076,611	$443,259	$2,245,443
Commodity	$4,896,991	$557,636	$3,083,483

* Average of month-end VaR.

As of December 31, 2013, Kaiser I, LLC’s total capitalization was $51,718,650.  The Partnership owned approximately 4% of Kaiser I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$713,683	1.38%

Interest Rate	611,810	1.18%

Equity	248,710	0.48%

Total	103,658	0.20%

	$1,677,861	3.24%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$7,336,691	$22,992	$1,488,345
Interest Rate	$4,218,857	$2,475	$1,332,205
Equity	$7,192,355	$129,192	$2,475,745
Commodity	$1,479,103	–	$433,522
* Average of month-end VaR.

As of December 31, 2013, TT II, LLC’s total capitalization was $508,256,409.  The Partnership owned approximately 1% of TT II, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$36,018,348	7.09%

Interest Rate	9,081,535	1.79%

Equity	17,291,541	3.40%

Commodity	36,416,803	7.17%

Total	$98,808,227	19.45%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$37,638,813	$5,474,243	$17,624,769
Interest Rate	$25,815,930	$3,277,243	$11,818,184
Equity	$29,020,570	$6,586,655	$16,916,915
Commodity	$41,246,716	$14,327,064	$24,069,926
* Average of month-end VaR.

As of December 31, 2013, Rotella I, LLC’s total capitalization was $5,985,093.  The Partnership owned approximately 67% of Rotella I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$277,057	4.63%

Interest Rate	123,272	2.06%

Equity	370,860	6.20%

Commodity	182,103	3.04%

Total	$953,292	15.93%

Twelve Months Ended December 31, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$400,639	$74,405	$210,890
Interest Rate	$413,332	$28,749	$161,429
Equity	$486,506	$78,582	$292,151
Commodity	$210,965	$41,841	$112,948

* Average of month-end VarR

As of December 31, 2013, Augustus I, LLC’s total capitalization was $15,233,555.  The Partnership owned approximately 28% of Augustus I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$1,118,984	7.35%

Total	$1,118,984	7.35%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,219,145	$51,910	$619,328
Interest Rate	$92,002	–	$15,075
* Average of month-end VaR.

As of December 31, 2013, WNT I, LLC’s total capitalization was $5,582,376.  The Partnership owned approximately 68% of WNT I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$292,507	5.24%

Interest Rate	94,703	1.70%

Equity	288,490	5.17%

Commodity	127,264	2.28%

Total	$802,964	14.39%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$528,259	$210,356	$336,294
Interest Rate	$305,078	$33,697	$128,003
Equity	$482,073	$122,601	$282,874
Commodity	$272,741	$74,121	$155,722

* Average of month-end VaR.

The Partnership terminated trading in Chesapeake I, LLC as of June 30, 2013.
`                                                      Six Months Ended June 30, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$404,917	–	$295,551
Interest Rate	$335,583	–	$164,564
Equity	$825,593	–	$691,867
Commodity	$881,948	–	$704,633
* Average of month-end VaR.

The Partnership terminated trading in GLC I, LLC as of January 1, 2013.

One Month Ended January 31, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$537,816	–	$216,075
Interest Rate	$92,337	–	$31,779
Equity	$87,534	–	$28,864

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

The following were the primary trading risk exposures of the Partnership at December 31, 2014 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities.  The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2014, the Partnership’s primary exposures were in the E-Mini S&P 500 (U.S.), E-Mini DOW 30 (U.S.), CAC-40 (France), Russell 2000 (U.S.), H-Shares (Hong Kong), and MIB (Italy) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Commodities:
Metals.  The Partnership’s primary metal market exposure as of December 31, 2014 was to fluctuations in the price of silver and gold.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex and corn accounted for the majority of the Partnership’s grain exposure as of December 31, 2014.

Energy.  The Partnership’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Softs.  The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Sugar and coffee accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2014.

Livestock.  The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Trading Companies’ (and, indirectly, the Partnership’s) open positions in essentially the same manner in all market categories traded.  Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of commodity trading advisors and by daily monitoring their performance.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash.  Cash is the only Partnership investment directed by Ceres rather than the Trading Advisors.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and related items of the Partnership are filed under this Item 8: Report of Deloitte & Touche LLP, independent registered public accounting firm, Statements of Financial Condition as of December 31, 2014 and 2013; Statements of Income and Expenses

for the years ended December 31, 2014, 2013, and 2012; Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013, and 2012; and Notes to Financial Statements.  Additional financial information has been filed as Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5 to this Form 10-K.

To the Limited Partners of:

LV Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ Patrick T. Egan
Patrick T. Egan
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

Management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014.  In making this assessment, Management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on its assessment, Management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria referred to above.

/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
LV Futures Fund L.P.

/s/ Steven Ross
Steven Ross
Chief Financial Officer
Ceres Managed Futures LLC
General Partner,
LV Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of LV Futures Fund L.P.:

We have audited the accompanying statements of financial condition of LV Futures Fund L.P. (the "Partnership") as of December 31, 2014 and 2013, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of LV Futures Fund L.P. as of December 31, 2014 and 2013, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 25, 2015

LV FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION

	2014	2013
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in Augustus I, LLC	3,935,697	4,318,716
Investment in TT II, LLC	3,356,258	6,221,176
Investment in Boronia I, LLC	2,976,216	2,237,602
Investment in Kaiser I, LLC	—	1,861,138
Investment in WNT I, LLC	—	3,816,627
Investment in Rotella I, LLC	—	4,039,384

Total Investments in Affiliated Trading Companies, at fair value (cost $10,908,721 and $23,332,279, respectively)	10,268,171	22,494,643

Receivable from Affiliated Trading Companies	3,299,645	—

Total Assets	13,567,816	22,494,643

LIABILITIES

Redemptions payable	289,466	464,064

Total Liabilities	289,466	464,064

PARTNERS’ CAPITAL
Class A (9,712.725 and 16,259.279 Units, respectively)	9,354,914	14,640,613
Class B (1,645.070 and 3,198.746 Units, respectively)	1,644,359	2,974,351
Class C (2,039.850 and 4,166.314 Units, respectively)	2,116,018	4,000,502
Class Z (145.959 and 405.437 Units, respectively)	163,059	415,113

Total Partners’ Capital	13,278,350	22,030,579

Total Liabilities and Partners’ Capital	13,567,816	22,494,643

NET ASSET VALUE PER UNIT
Class A	963.16	900.45
Class B	999.57	929.85
Class C	1,037.34	960.20
Class Z	1,117.16	1,023.87

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES

   For the Years Ended December 31,
	2014	2013	2012
	$	$	$
EXPENSES
Ongoing Placement Agent fees	276,164	468,404	732,465
General Partner fees	157,839	273,753	432,355
Administrative fees	63,136	109,501	172,942

Total Expenses	497,139	851,658	1,337,762

NET INVESTMENT LOSS	(497,139)	(851,658)	(1,337,762)

NET REALIZED/CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Net realized gain/loss	1,040,433	(754,709)	(541,872)
Net change in unrealized appreciation
(depreciation) on investments	197,086	1,870,401	(890,535)
Total Net Realized/Change in Unrealized Appreciation (Depreciation) on Investments	1,237,519	1,115,692	(1,432,407)

NET INCOME (LOSS)	740,380	264,034	(2,770,169)

NET INCOME (LOSS) ALLOCATION
Class A	539,868	132,078	(1,873,111)
Class B	80,494	48,858	(306,932)
Class C	99,734	70,919	(551,918)
Class D	—	116	(1,173)
Class Z	20,284	12,063	(37,035)

NET INCOME (LOSS) PER UNIT *
Class A	62.71	7.41	(66.82)
Class B	69.72	12.25	(63.71)
Class C	77.14	17.37	(60.40)
Class D	—	5.04	(58.24)
Class Z	93.29	28.51	(53.17)

	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	12,378.829	20,303.861	29,893.266
Class B	2,098.404	3,707.474	5,200.825
Class C	2,420.521	5,630.058	9,107.493
Class D	—	23.012	46.777
Class Z	307.585	418.035	766.181

* Based on the change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Years Ended December 31, 2014, 2013 and 2012

	Class A	Class B	Class C	Class D	Class Z	Total
	$	$	$	$	$	$
Partners’ Capital,
December 31, 2011	32,837,331	5,961,752	9,577,626	60,698	1,003,817	49,441,224

Subscriptions	496,500	125,000	–	–	–	621,500

Net Loss	(1,873,111)	(306,932)	(551,918)	(1,173)	(37,035)	(2,770,169)

Redemptions	(10,088,534)	(1,979,638)	(1,614,769)	(37,519)	(485,651)	(14,206,111)
Partners’ Capital,
December 31, 2012	21,372,186	3,800,182	7,410,939	22,006	481,131	33,086,444

Subscriptions	35,000	–	–	–	22,122	57,122

Net Income	132,078	48,858	70,919	116	12,063	264,034

Redemptions	(6,898,651)	(874,689)	(3,481,356)	(22,122)	(100,203)	(11,377,021)

Partners’ Capital,
December 31, 2013	14,640,613	2,974,351	4,000,502	–	415,113	22,030,579

Subscriptions	25,000	–	–	–	–	25,000

Net Income	539,868	80,494	99,734	–	20,284	740,380

Redemptions	(5,850,567)	(1,410,486)	(1,984,218)	–	(272,338)	(9,517,609)

Partners’ Capital,
December 31, 2014	9,354,914	1,644,359	2,116,018	–	163,059	13,278,350

The accompanying notes are an integral part of these financial statements.

LV Futures Fund L.P.
Notes to Financial Statements

1.  Organization

LV Futures Fund L.P. (“LV” or the “Partnership”) is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of the Partnership and Meritage Futures Fund L.P. (collectively, the “Profile Series”), and was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic commodities, and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 6. Financial Instruments of the Trading Companies).  The Partnership invests substantially all of its assets in multiple affiliated trading companies (each a “Trading Company” or collectively, the “Trading Companies”), each of which allocates substantially all of its assets in the trading program of an unaffiliated commodity trading advisor (each a “Trading Advisor” or collectively, the “Trading Advisors”), each of which, is registered with the Commodity Futures Trading Commission, and which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its limited partnership agreement, as may be amended from time to time (the “Limited Partnership Agreement”).

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner and commodity pool operator and as each Trading Company’s trading manager and commodity pool operator (the “General Partner”, “Ceres” or the “Trading Manager”, as the context requires).  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 28, 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent (the “Placement Agent”) to the Partnership.  Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker.  MS&Co. is referred to as the “Commodity Broker”.   Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.

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

Effective January 1, 2015, the monthly management fee paid indirectly by the Partnership to Boronia Capital Pty Ltd. (“Boronia”), the trading advisor of Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”), was reduced from 1/12th of (3.0% if the beginning net assets is less than or equal to $60 million; 1.875% if the beginning net assets is greater than $60 million and less than or equal to $120 million; or 1.50% if the beginning net assets is greater than $120 million) based on the Boronia I, LLC’s beginning net assets plus additions less withdrawals (as of the beginning of the month) to 1/12th of 1.5% (a 1.5% annual rate) of the net assets allocated to Boronia as of the first day of each month.

Effective December 31, 2014, Ceres terminated the advisory agreement among the General Partner, Rotella Capital Management, Inc. (“Rotella”) and Morgan Stanley Smith Barney Rotella I, LLC (“Rotella I, LLC”), pursuant to which Rotella traded a portion of Rotella I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently, Rotella ceased all Futures Interests trading on behalf of Rotella I, LLC (and, indirectly, the Partnership).

Effective October 1, 2014, Morgan Stanley Smith Barney TT II, LLC (“TT II, LLC”) pays Transtrend B.V. (“Transtrend”) a monthly management fee equal to 1/12th of 1.25% (a 1.25% annual rate).

Effective June 30, 2014, Ceres terminated the advisory agreement among the General Partner, Kaiser Trading Group Pty. Ltd. (“Kaiser”) and Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”), pursuant to which Kaiser traded a portion of Kaiser I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently, Kaiser ceased all Futures Interests trading on behalf of Kaiser I, LLC (and, indirectly, the Partnership).

Effective March 31, 2014, Ceres terminated the advisory agreement among the General Partner, Winton Capital Management Limited (“Winton”) and Morgan Stanley Smith Barney WNT I, LLC (“WNT I, LLC”), pursuant to which Winton traded a portion of WNT I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently, Winton ceased all Futures Interests trading on behalf of WNT I, LLC (and, indirectly, the Partnership).

Effective June 30, 2013, Ceres terminated the management agreement among the General Partner, Chesapeake Capital Corporation (“Chesapeake”) and Morgan Stanley Smith Barney

Chesapeake Diversified I, LLC (“Chesapeake I, LLC”), pursuant to which Chesapeake traded a portion of Chesapeake I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently, Chesapeake ceased all Futures Interests trading on behalf of Chesapeake I, LLC  (and, indirectly, the Partnership).

On March 1, 2013, the remaining Class D Units in the Partnership were transferred to Class Z Units at the discretion of the General Partner.  As of December 31, 2013, there were no Class D Units outstanding in the Partnership.

Effective January 31, 2013, Ceres terminated the advisory agreement among the General Partner GLC Ltd. (“GLC”) and Morgan Stanley Smith Barney GLC I, LLC (“GLC I, LLC”), pursuant to which GLC traded a portion of GLC I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently GLC ceased all Futures Interests trading on behalf of GLC I, LLC (and, indirectly, the Partnership).

Effective January 1, 2013, Boronia was added as a trading advisor to the Partnership.

Effective January 4, 2012, Kaiser I, LLC commenced using MS&Co. as its clearing commodity broker.

The Partnership’s financial statements have been prepared using the “Fund of Funds” approach and accordingly the Partnership’s pro rata portion of the revenue and expense amounts from the Trading Companies is reflected as a “Total Net Realized/Change in Unrealized Appreciation (Depreciation) on Investments” on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of December 31, 2014 and 2013, the Partnership’s cash balance was zero.

Ceres is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership

Agreement.  In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Ceres’ sole discretion. Class Z Unit holders are not subject to paying the ongoing placement agent fee (as defined in Note 2. Summary of Significant Accounting Policies).

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

Valuation of Investments in Affiliated Trading Companies – The Partnership’s investments in affiliated Trading Companies are stated at fair value which is based on (1) the Partnership’s net contribution to the Trading Companies and (2) its allocated share of the undistributed profits and losses, including net realized gains/losses and the net change in unrealized appreciation/ depreciation of each Trading Company.

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

Administrative Fees – The Partnership pays Ceres a monthly fee to cover all of the administrative, operating, offering and organizational expenses (the “Administrative Fee”).  The monthly Administrative Fee is equal to 1/12th of 0.40% (0.40% annual rate) of the beginning of the month net assets value of the Partnership.

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

Redemptions – Limited partners may redeem some or all of their Units at 100% of the net asset value per Unit as of the last day of any month (a “Redemption Date”).  The request for redemption must be delivered to a limited partner’s Morgan Stanley Financial Advisor or Private Wealth Advisor at Morgan Stanley Wealth Management branch office in time for it to be forwarded to and received by Ceres no later than 3:00 p.m., New York City time, on the third business day before the end of the month in which the redemption is to be effective. Investors must maintain a minimum investment in the Partnership of three Units unless an investor is withdrawing his or her entire investment. Ceres may cause a limited partner to withdraw (in whole or in part) from the Partnership at any time and for any reason.  Ceres will not cause a limited partner to withdraw if the value of his or her investment falls below the minimum described above due to the performance of the Partnership.

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

Units Outstanding by Share Class – The table below shows the Units outstanding by share Class for the Partnership for the three years in the period ended December 31, 2014.

Share Class	A	B	C	D	Z
Ending Units
December 31, 2011	34,210.600	6,075.289	9,546.728	59.829	957.352

Subscriptions	519.393	126.801	–	–	–
Redemptions	(10,798.012)	(2,060.668)	(1,686.454)	(36.817)	(473.978)

Ending Units December 31, 2012	23,931.981	4,141.422	7,860.274	23.012	483.374

Subscriptions	39.366	–	–	–	22.063
Redemptions	(7,712.068)	(942.676)	(3,693.960)	(23.012)	(100.000)
Ending Units December 31, 2013	16,259.279	3,198.746	4,166.314	–	405.437

Subscriptions	28.034	–	–	–	–
Redemptions	(6,574.588)	(1,553.676)	(2,126.464)	–	(259.478)
Ending Units December 31, 2014	9,712.725	1,645.070	2,039.850	–	145.959

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

The guidance issued by the Financial Accounting Standards Board (the “FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there were no significant uncertain tax positions that would require recognition in the financial statements as of December 31, 2014 and 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

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

Investment Company Status

Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.  ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.  ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of this ASU did not have a material impact on the Partnership’s financial statements.  Based on management’s assessment, the Partnership has been deemed to be an investment company since inception.

Trading Companies
Investments in Affiliated Trading Companies – The Partnership’s assets identified as “Investments in Affiliated Trading Companies” reflected on the Statements of Financial Condition represent the Partnership’s pro rata share of each Trading Company’s net asset value.

The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest, and the fair value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interests positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with U.S. GAAP.  U.S. GAAP permits the Partnership, as a practical expedient, to estimate the fair value of an investment using the net asset value per share of the investment, if the net asset value per share of the investment is calculated in a manner consistent with the measurement principles of FASB Accounting Standards Codification (“ASC”) 946 as of the reporting entity’s measurement date.

The clearing commodity broker for the Trading Companies is MS&Co.  MS&Co. is referred to as the “Commodity Broker”.  MS&Co. acts as the counterparty on all trading of foreign currency forward contracts for all the Trading Companies.  MSCG acts as the counterparty on all trading of options on foreign currency forward contracts for all the Trading Companies. MS&Co. and its affiliates act as custodians of the Trading Companies’ assets.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Each Trading Company pays a brokerage fee to MS&Co. as described below.  Each Trading Company’s cash is on deposit in commodity brokerage accounts with Morgan Stanley.

The following tables summarize the Partnership’s investments in affiliated Trading Companies as of December 31, 2014 and 2013.  Each Trading Company pays each Trading Advisor a monthly management fee and a quarterly incentive fee equal to 20% of the trading profits earned (refer to Note 5. Trading Advisors to the Trading Companies for further information).

December 31, 2014

Investment	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata Net Income/(Loss)	Partnership’s Management Fees	Partnership’s Incentive Fees	Partnership’s Administrative Fees
		$	$	$	$	$

Morgan Stanley Smith Barney Augustus I, LLC (“Augustus I, LLC”)	29.6	3,935,697	160,360	58,939	25,153	13,752
Morgan Stanley Smith Barney TT II, LLC	25.3	3,356,258	601,930	47,124	61,805	13,195
Boronia I, LLC	22.4	2,976,216	523,865	47,139	130,966	8,799
Rotella I, LLC	–	–	252,994	36,089	64,058	12,631
Kaiser I, LLC	–	–	(222,158)	19,534	–	3,419
WNT I, LLC	–	–	(79,472)	14,154	–	3,303

December 31, 2013
Investment	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata Net Income/(Loss)	Partnership’s Management Fees	Partnership’s Incentive Fees	Partnership’s Administrative Fees
		$	$	$	$	$
TT II, LLC	28.2	6,221,176	(148,361)	141,129	–	28,226
Augustus I, LLC	19.6	4,318,716	(169,072)	66,017	13,378	15,404
Rotella I, LLC	18.3	4,039,384	294,968	41,744	25,511	14,610
WNT I, LLC	17.3	3,816,627	532,962	67,855	61,790	15,833
Boronia I, LLC	10.2	2,237,602	288,580	43,450	72,193	7,732
Kaiser I, LLC	8.4	1,861,138	250,659	40,439	30,404	7,070
Chesapeake I, LLC	–	–	52,305	17,564	–	6,147
GLC I, LLC	–	–	13,652	675	–	542

The strategy for each Trading Company is disclosed in Note 5. Trading Advisors to the Trading Companies.

For all Trading Companies, contributions and withdrawals are permitted on a monthly basis.  As of December 31, 2014 and 2013, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

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

Fair Value of Financial Instruments – The fair value of each Trading Company’s assets and liabilities that qualify as financial instruments under the FASB ASC guidance relating to

Financial Instruments approximates the carrying amount presented in the Trading Companies’ Statements of Financial Condition.

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

5.  Trading Advisors to the Trading Companies
Ceres retains certain commodity Trading Advisors to make all trading decisions for the Trading Companies.  The Trading Advisors and their strategies for each Trading Company as of December 31, 2014 are as follows:
Trading Company	Trading Advisor	Strategy
Augustus	GAM International Management
(“Augustus I, LLC”)	Limited (“GAM”)	Global Rates Program – Futures/FX Only

TT II, LLC	Transtrend	Enhanced Risk Profile (USD) of Diversified

Boronia I, LLC	Boronia	Boronia Diversified Program

Compensation to the Trading Advisors by the Trading Companies consists of a management fee and an incentive fee as follows:

Management Fee – Each Trading Company pays its Trading Advisor a monthly management fee based on a percentage of net assets allocated to each Trading Company as of the first day of each month.

Augustus I, LLC pays GAM a monthly fee equal to 1/12th of 1.5% (a 1.5% annual rate).  TT II, LLC pays Transtrend a monthly fee equal to 1/12th of 1.25% (a 1.25% annual  rate).  Boronia I, LLC pays  Boronia a monthly fee equal to 1/12th of (3.0% if the beginning net assets is less than or equal to $60 milliomn; 1.875% if the beginning net assets is greater than $60 million and less than or equal to $120 million; or 1.50% if the beginning net assets is greater than $120 million) based on the Boronia I, LLC’s beginning net assets plus additions less withdrawals (as of the beginning of the month); however, effective January 1, 2015, the monthly management fee paid by Boronia I, LLC to Boronia was reduced to a monthly fee equal to 1/12th of 1.5% (a 1.5% annual rate).

For the period from January 1, 2014 to September 30, 2014, TT II LLC paid Transtrend a monthly management fee of either 1/12th of (1.5% if the beginning net assets were less than $400,000 and 1.25% if the beginning net assets were equal or greater than $400,000) based on the aggregated net assets of TT II, LLC as of the first day of each month.

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

The credit risk on Futures Interests arises from the potential inability of counterparties to perform under the terms of the contracts.  Each Trading Company has credit risk because the commodity brokers will act as the futures commission merchants or the counterparties with respect to most of each Trading Company’s assets.  Each Trading Company’s exposure to credit risk associated with counterparty nonperformance is typically limited to the cash deposits with, or other form of collateral held by, the counterparty.  As of December 31, 2014, approximately 64.48% of the Partnership’s total investment exposure is in futures contracts which are exchange-traded while approximately 35.52% is in forward contracts which are off-exchange-traded.

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
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets And Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2014	$	$	$	$
Investment in Augustus I, LLC	—	3,935,697	—	3,935,697
Investment in TT II, LLC	—	3,356,258	—	3,356,258
Investment in Boronia I, LLC	—	2,976,216	—	2,976,216

December 31, 2013
Investment in TT II, LLC	—	6,221,176	—	6,221,176
Investment in Augustus I, LLC	—	4,318,716	—	4,318,716
Investment in Rotella I, LLC	—	4,039,384	—	4,039,384
Investment in WNT I, LLC	—	3,816,627	—	3,816,627
Investment in Boronia I, LLC	—	2,237,602	—	2,237,602
Investment in Kaiser I, LLC	—	1,861,138	—	1,861,138

At December 31, 2014, the Partnership’s investment in the Trading Companies represented approximately: TT II, LLC 32.70%; Augustus I, LLC 38.30%; and Boronia I, LLC 29.00% of the total investments of the Partnership, respectively.

At December 31, 2013, the Partnership’s investment in the Trading Companies represented approximately: TT II, LLC 27.65%; WNT I, LLC 16.95%; Kaiser I, LLC 8.30%; Rotella I, LLC 17.95%; Augustus I, LLC 19.20%; and Boronia I, LLC 9.95% of the total investments of the Partnership, respectively.

9.  Financial Highlights
	Class A	Class B	Class C	Class D	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2014:	$ 900.45	$ 929.85	$ 960.20	$ −	$ 1,023.87
NET OPERATING RESULTS:
Net investment loss	(30.68)	(27.08)	(23.21)	−	(14.36)
Net realized/unrealized gain	93.39	96.80	100.35	–	107.65
Net income	62.71	69.72	77.14	–	93.29

NET ASSET VALUE,
DECEMBER 31, 2014:	$ 963.16	$ 999.57	$ 1,037.34	$ –	$ 1,117.16

RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.41%	-2.91%	-2.40%	−	-1.40%
Partnership expenses (1)	3.41%	2.91%	2.40%	−	1.40%
TOTAL RETURN:	6.96%	7.50%	8.03%	−	9.11%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2013:	$ 893.04	$ 917.60	$ 942.83	$ 956.28	$ 995.36
NET OPERATING RESULTS:
Net investment loss	(30.44)	(26.73)	(22.83)	(3.46)	(14.08)
Net realized/unrealized gain	37.85	38.98	40.20	8.50	42.59
Net income	7.41	12.25	17.37	5.04	28.51

NET ASSET VALUE,
DECEMBER 31, 2013:	$ 900.45	$ 929.85	$ 960.20	$ 961.32	$ 1,023.87

RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.40%	-2.90%	-2.41%	-2.22% *	-1.40%
Partnership expenses (1)	3.40%	2.90%	2.41%	2.22%*	1.40%
TOTAL RETURN:	0.83%	1.33%	1.84%	0.53% *	2.86%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2012:	$ 959.86	$ 981.31	$ 1,003.23	$ 1,014.52	$ 1,048.53

NET OPERATING RESULTS:
Net investment loss	(32.19)	(28.15)	(23.82)	(21.73)	(14.65)
Net realized/unrealized loss	(34.63)	(35.56)	(36.58)	(36.51)	(38.52)
Net loss	(66.82)	(63.71)	(60.40)	(58.24)	(53.17)

NET ASSET VALUE,
DECEMBER 31, 2012:	$ 893.04	$ 917.60	$ 942.83	$ 956.28	$ 995.36
RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.40%	-2.90%	-2.40%	-2.15%	-1.40%
Partnership expenses (1)	3.40%	2.90%	2.40%	2.15%	1.40%
TOTAL RETURN:	-6.96%	-6.49%	-6.02%	-5.74%	-5.07%

* Annualized as there were no Class D offerings as of March 1, 2013.

RATIOS TO AVERAGE NET ASSETS FOR TRADING COMPANIES AS OF
DECEMBER 31, 2014:

Interest Income	– (2)
Trading Company Administrative Fees	(0.35)%
Management Fees	(1.41)%
Incentive Fees	(1.79)%

 (1) Does not include the expenses of the Trading Companies in which the Partnership invests.

 (2) Amount less than 0.005%.

10.  Subsequent Events

Management performed its evaluation of subsequent events through the date of filing and has determined that, other than as referenced in Note 1. Organization and Note 5. Trading Advisors to the Trading Companies to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

******************************************************************************

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

Quarter Ended	Total Trading Results	Net Income (Loss)

2014
March 31	$(583,837)	(744,591)
June 30	595,187	472,500
September 30	868,072	761,370
December 31	358,097	251,101

Total	$1,237,519	$740,380

           Net Income (Loss) Per Unit
Share Class	Class A	Class B	Class C	Class Z
March 31	$(32.74)	$(32.67)	$(32.56)	$(32.22)
June 30	26.98	29.04	31.21	35.90
September 30	51.44	54.45	57.62	64.42

December 31	17.03	18.90	20.87	25.19

Total	$62.71	$69.72	$77.14	$93.29

Quarter Ended	Total Trading Results	Net Income (Loss)

2013
March 31	$829,441	580,869
June 30	(308,554)	(533,965)
September 30	(525,222)	(724,916)
December 31	1,120,027	942,046

Total	$1,115,692	$264,034

Net Income (Loss) Per Unit
Share Class	Class A	Class B	Class C	Class D	Class Z
March 31	$15.85	$17.45	$19.13	$5.04	$22.71
June 30	(18.99)	(18.38)	(17.73)	—	(16.24)
September 30	(25.05)	(24.68)	(24.26)	—	(23.28)

December 31	35.60	37.86	40.23	—	45.31

Total	$7.41	$12.25	$17.37	$5.04	$28.50

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer)

have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting
Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014.  In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework 2013.  Ceres has concluded that, as of December 31, 2014, the Partnership’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting  pursuant to SEC rules that permit the Partnership, as a non-accelerated filer, to provide only management's report in this annual report.

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

Item 9B.  OTHER INFORMATION
None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no directors or executive officers and its affairs are managed by its General Partner.  Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer), Alper Daglioglu (Director), Jeremy Beal (Director), Colbert Narcisse (Director), Harry Handler (Director), Kevin Klingert (Director), M. Paul Martin (Director), Frank Smith (Director) and Feta Zabeli (Director).  Each director holds office until the earlier of his or her death, resignation or removal.  Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner.  The officers of the General Partner are designated by the General Partner’s board of directors.  Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities.  Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA.  Patrick T. Egan, Feta Zabeli, Kevin Klingert and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 45, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA, and since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner, and since January 2015, Mr. Egan has been employed by the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities.  From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011, as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014, and as Head of Morgan Stanley Managed Futures since October 2014.  From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Wealth Management.  From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for

Morgan Stanley’s Managed Futures Department.  From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

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

Alper Daglioglu, age 38, has been a Director, and listed as a principal, of the General Partner since December 2010.  He served as President of the General Partner from August 2013 through September 2014.  Since October 2013, Mr. Daglioglu has also been registered as an associated person of the General Partner, and is an associate member of NFA.  Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner.  Since May 2014, Mr. Daglioglu has been listed as a principal and registered as an associated person of each of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Mr. Daglioglu was appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013.  Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Managing Director as well as Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group.  Mr. Daglioglu has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013.  From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group.  From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009.  Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management.  Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies.  In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures.  Mr. Daglioglu wrote and published numerous research papers on alternative investments.  Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 40, has been a Director and listed as a principal of the General Partner since August 2013.  From August 2013 through September 2014, Mr. Beal served as Chairman of the Board of Directors of the General Partner. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities.  Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was

-

appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013.  Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 49, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012.  Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC.  Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division.  From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor.  From March 2009 until July 2009, Mr. Narcisse took personal leave.  From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups.  From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner.  Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council.  Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University.  He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Harry Handler, age 56, has been a Director of the General Partner since December 2010.  Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA.  Mr. Handler was listed as a

-

principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010.  Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.  Mr. Handler withdrew as an associated person of MS&Co. in June 2009.  Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013.  Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group.  Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending.  Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee.  In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities.  Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984.  He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter.  Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982.  His roles at Mocatta

Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor.  Additional work included building a computerized Futures Trading System and writing a history of the company.  Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Kevin Klingert, age 51, has been a Director of the General Partner since October 2014.  Mr. Klingert has also served as Managing Director of Morgan Stanley Investment Management, a financial services firm, since December 2007, where his responsibilities include serving as head of the Morgan Stanley Investment Management Liquidity business since July 2010 and as Chief Operating Officer of Morgan Stanley Investment Management’s Traditional Asset Management business, including Long-Only, Alternative Investment Partners, and Global Liquidity, since February 2013.  Mr. Klingert has been listed as a principal of Morgan Stanley Investment Management since May 2013.  Mr. Klingert has been listed as a principal of the General Partner since October 2014.  From June 2008 through July 2010, Mr. Klingert served as the Vice President of the U.S. registered mutual fund family managed by Morgan Stanley Investment Management, where his responsibilities included handling certain administrative matters related to the funds.  From April 2008 until July 2010, Mr. Klingert served as the Global Head, Chief Operating Officer and Acting Chief Investment Officer of the Fixed Income Group of Morgan Stanley Investment Management.  From December 2007 through July 2010, Mr. Klingert served as the Head of Global Liquidity Portfolio Management and Co-Head of Liquidity Credit Research of Morgan Stanley Investment Management.  Mr. Klingert was listed as a principal of Morgan Stanley Hedge Fund Partners Cayman Ltd., a commodity pool operator, from September

2009 to September 2011, where his responsibilities included, along with the company’s other directors, making all management decisions on behalf of the company.  From February 2007 until November 2007, Mr. Klingert was on sabbatical.  Prior to joining Morgan Stanley Investment Management, Mr. Klingert was Managing Director on the Management Committee and head of Municipal Portfolio Management and Liquidity at BlackRock, Inc., a financial services firm, from October 1991 through January 2007.  From March 1985 until October 1991, Mr. Klingert was an Assistant Vice President Municipal Portfolio Manager at Merrill Lynch & Co., Inc., an investment bank.  Mr. Klingert received a B.S. in Business Administration from SUNY Oswego in May 1984 and an M.B.A. in Finance from New York University in February 1990.

M. Paul Martin, age 55, has been a Director of the General Partner since October 2014.  Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees.  Mr. Martin has been listed as a principal of the General Partner since October 2014.  Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006.  Previously, Mr. Martin served as Managing Director – Institutional

Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control.  From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm.  From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm.  Mr. Martin also served as Vice President – Information Technology for MS&Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program.  From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm.  From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies.  Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Frank Smith, age 48, has been a Director of the General Partner since October 2014.  Mr. Smith  has also served as an Executive Director of Morgan Stanley Investment Management, a financial services firm, since August 2000, where his responsibilities include serving as Treasurer and Chief Financial Officer of Morgan Stanley Funds as well as Executive Director of U.S. Fund

Administration.  Mr. Smith has been listed as a principal of the General Partner since October 2014.  Mr. Smith previously served as a senior manager of the audit group at PricewaterhouseCoopers, an accounting firm, from December 1997 to August 2000.  Mr. Smith was responsible for managing the audits of multiple clients while at PricewaterhouseCoopers LLP.  Prior to PricewaterhouseCoopers, Mr. Smith was a Fund Administration manager at BlackRock, Inc., a mutual fund complex, from July 1996 to December 1997.  At BlackRock he oversaw multiple vendors who performed accounting services for the funds.  From December 1994 to July 1996, Mr. Smith served as an audit manager at Coopers & Lybrand, an accounting firm, where he was responsible for managing multiple client audits. After college, Mr. Smith began his career at McGladrey & Pullen, LLP, certified public accountants, where he served as an audit manager from June 1987 to December 1994.  At McGladrey & Pullen, he was responsible for managing multiple client audits.  Mr. Smith received a B.S. in Accounting from St. John’s University in May 1987.

Feta Zabeli, age 54, has been a Director of the General Partner since October 2014.  Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business.  He joined Morgan Stanley in January 2012.  Mr. Zabeli was appointed to the Board of Directors of MSIM Inc., an affiliate of the General Partner, effective January 30, 2015.  Mr. Zabeli has been listed as a principal of the General Partner since October 2014.  Mr. Zabeli was on garden leave

-	148 -

in December 2011.  From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York.  From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific.  From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan.  From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk.  In these roles at AllianceBernstein he was responsible for the full range of risk management functions investment, operational and credit/counterparty risk.  Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications.  Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Section 16(a) Beneficial Ownership Reporting Compliance
To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2014 were timely and correctly made.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Partnership is operated by its general partner, Ceres.  The President, Chief Financial Officer, and each member of the Board of Directors of Ceres are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at http://www.morganstanley.com/ individual/ourcommitment/codeofconduct.html.

The Audit Committee
The Partnership is operated by its general partner, Ceres, and has no audit committee.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers.  As a limited partnership, the business of the Partnership is managed by Ceres, which is responsible for the General Partner of the business affairs of the Partnership.  The Partnership pays Ceres a monthly administration fee equal to 1/12th of 1.0% (a 1.0% annual rate) and a monthly administrative fee equal to 1/12th of 0.40% (a 0.40% annual rate) of the net asset value of each C lass of Units at the beginning of each month.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Security Ownership of Certain Beneficial Owners – At December 31, 2014, there were no persons known to be the beneficial owner of more than 5 percent of outstanding Units of the Partnership.

(b)  Security Ownership of Management - At December 31, 2014, the officers and directors of Ceres did not own any Units.

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

(1)  Audit Fees.  The aggregate fees for professional services rendered by Deloitte & Touche LLP (“D&T”) in connection with their audit of the Partnership’s Financial Statements and review of the financial statements included in the Quarterly Reports on Form 10-Q, and in connection with statutory and regulatory filings were approximately $112,200 for the year ended December 31, 2014, and $164,863 for the year ended December 31, 2013.

(2)  Audit-Related Fees.  None.

(3)  Tax Fees.  The Partnership did not pay D&T any amounts in 2014 and 2013 for professional services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

PART IV
Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm are filed in Item 8 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition as of December 31, 2014 and December 31, 2013.

-	Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012.

-	Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012.

-           Notes to Financial Statements.

Additionally, Financial Statements of the Trading Companies required by Regulation S-X are filed as Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5 to this Form 10-K.

 2. Listing of Financial Statement Schedules
None.

3. Exhibits
For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-5.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LV FUTURES FUND L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

March 30, 2015	By:	/s/ Patrick T. Egan
Patrick T. Egan,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/	Patrick T. Egan	March 30, 2015
Patrick T. Egan, President, Director

	/s/	Steven Ross	March 30, 2015
Steven Ross, Chief Financial Officer, Principal Accounting
Officer

	/s/	Alper Daglioglu	March 30, 2015
Alper Daglioglu, Director

	/s/	Kevin Klingert	March 30, 2015
Kevin Klingert, Director

	/s/	Harry Handler	March 30, 2015
Harry Handler, Director

	/s/	Jeremy Beal	March 30, 2015
Jeremy Beal, Director

	/s/	Colbert Narcisse	March 30, 2015
Colbert Narcisse, Director

	/s/	M. Paul Martin	March 30, 2015
M. Paul Martin, Director

	/s/	Frank Smith	March 30, 2015
Frank Smith, Director

	/s/	Feta H. Zabeli	March 30, 2015
Feta H. Zabeli, Director

EXHIBIT INDEX
ITEM

1.1!
Placement Agent Agreement dated June 1, 2007 by and among Morgan Stanley Managed Futures L.V., L.P., Morgan Stanley Managed Futures MV, L.P., Morgan Stanley Managed Futures HV, L.P., the General Partner and Morgan Stanley & Co. Incorporated.

3.1!	Certificate of Limited Partnership of the Registrant, dated February 22, 2007.

3.2+	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of June 1, 2009.

3.3†	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of October 1, 2009.

3.4!!	Fourth Amended and Restated Limited Partnership Agreement of the Registrant, dated as of June 1, 2011.

10.1!	Form of Operating Agreement for the Trading Companies.

10.2++	Advisory Agreement among Morgan Stanley Managed Futures Chesapeake I, LLC, the General Partner and Chesapeake Capital Corporation, dated April 30, 2007.

10.3‡‡	Amendment No. 1 to the Advisory Agreement among the General Partner, Morgan Stanley Smith Barney Chesapeake Diversified I, LLC and Chesapeake Capital Corporation, dated January 24, 2013.

10.4++	Advisory Agreement among Morgan Stanley Managed Futures Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated April 30, 2007.

10.5++	Amendment No. 1 to Advisory Agreement among Morgan Stanley Smith Barney Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated March 1, 2012.

10.6++	Amendment No. 2 to Advisory Agreement among Morgan Stanley Smith Barney Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated January 1, 2013.

10.7++	Advisory Agreement among Morgan Stanley Managed Futures Transtrend I, LLC, the General Partner and Transtrend B.V., dated April 30, 2007.

10.8∙	First Amendment to the Advisory Agreement among Morgan Stanley Smith Barney TT II, LLC, the General Partner and Transtrend B.V., dated as of May 5, 2011.

E-1

10.9∙	Second Amendment to the Advisory Agreement, among Morgan Stanley Smith Barney TT II, LLC, the General Partner and Transtrend B.V., dated as of January 1, 2014.

10.10$$	Third Amendment to the Advisory Agreement, among Morgan Stanley Smith Barney TT II, LLC, the General Partner and Transtrend B.V., dated as of October 1, 2014.

10.11!	Form of Subscription and Exchange Agreement and Power of Attorney.

10.12!	Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto, and the General Partner, dated as of November 28, 2007.

10.13!	Foreign Exchange and Options Master Agreement by and among Morgan Stanley Capital Group, Inc., Morgan Stanley Managed Futures DKR I, LLC, and the General Partner, dated as of November 8, 2007.

10.14!	Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto, dated July 24, 2007.

10.15!	Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated as of July 26, 2007.

10.16!	Escrow Agreement by and among The Bank of New York, the General Partner and the entities listed on Annex A thereto, dated July 25, 2007.

10.17∆∆	Amended and Restated Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the Funds listed on Appendix thereto dated as of November 12, 2013.

10.18!
Amendment to Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto and the General Partner, dated March 26, 2008.

10.19!	Rider to Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto dated March 26, 2008.

10.20!	Rider to Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated March 26, 2008.

10.21∆*	Advisory Agreement among MSSB Managed Futures Rotella I, LLC, the General Partner and Rotella Capital Management, Inc. dated July 1, 2009.

10.22‡*	Advisory Agreement among Morgan Stanley Smith Barney Augustus I, LLC, the General Partner and Augustus Asset Managers Limited, dated September 28, 2009.

E-2

10.23‡*	Advisory Agreement among Morgan Stanley Smith Barney GLC I, LLC, the General Partner and GLC Ltd., dated October 1, 2009.

10.24++	Advisory Agreement among Morgan Stanley Managed Futures WCM I, LLC, the General Partner and Winton Capital Management Limited, dated April 30, 2007.

10.25††	Amendment to the Advisory Agreement dated January 1, 2012, by and among Ceres Managed Futures LLC, Morgan Stanley Smith Barney WNT I, LLC, and Winton Capital Management Limited.

10.26‡‡	Advisory Agreement among Morgan Stanley Managed Futures GMF I, LLC, the General Partner and Grinham Managed Futures Pty. Ltd., dated April 1, 2008.

10.27$	Amendment No. 1 to the Advisory Agreement among the General Partner, Morgan Stanley Smith Barney Boronia I, LLC and Boronia Capital Pty. Ltd., dated January 1, 2013.

10.28	Amendment No. 2 to the Advisory Agreement among the General Partner, Morgan Stanley Smith Barney Boronia I, LLC and Boronia Capital Pty. Ltd., dated as of January 1, 2015, filed herewith.

10.29∙∙	Alternative Investment Placement Agent Agreement, dated as of October 1, 2014, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Morgan Stanley Smith Barney Augustus I, LLC Financial Statements.

99.2	Morgan Stanley Smith Barney Boronia I, LLC Financial Statements.

E-3

99.3	Morgan Stanley Smith Barney TT II, LLC Financial Statements.

99.4	Morgan Stanley Smith Barney Kaiser I, LLC Financial Statements.

99.5	Morgan Stanley Smith Barney Rotella I, LLC Financial Statements.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

!	Incorporated herein by reference from the Registrant’s Form 10 filed on August 8, 2008.

+	Incorporated herein by reference from the Registrant’s Form 8-K, filed on June 5, 2009.

∆	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on August 14, 2009.

†	Incorporated herein by reference from the Registrant’s Form 8-K, filed on October 1, 2009.

‡	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on November 16, 2009.

††	Incorporated herein by reference from the Registrant’s Form 8-K, filed on January 6, 2012.

!!	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 30, 2012.

++	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 27, 2013.

‡‡	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on May 14, 2013.

∆∆	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on November 14, 2013.

∙	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 28, 2014.

$	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on May 14, 2014.

E-4

∙∙	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on August 13, 2014.

$$	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on November 13, 2014.

*	Confidential treatment has been granted with respect to the omitted portions of this exhibit.

^  Submitted electronically herewith.

E-5