Form 10-Q
period 2015-09-30
LV Futures Fund L.P.
filed 2015-11-12
CIK 1428043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer		Accelerated filer

Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☒

As of October 31, 2015, 8,308.367 Limited Partnership Class A Units were outstanding, 1,544.368 Limited Partnership Class B Units were outstanding, 2,039.850 Limited Partnership Class C Units were outstanding, and 9.003 Limited Partnership Class Z Units were outstanding.

LV FUTURES FUND L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LV FUTURES FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2015	December 31, 2014
	$	$
ASSETS

Investments in Affiliated Trading Companies:
Investment in Augustus I, LLC	5,161,115	3,935,697
Investment in Boronia I, LLC	2,634,559	2,976,216
Investment in TT II, LLC	3,923,681	3,356,258

Total Investments in Affiliated Trading Companies, at fair value (cost $12,979,521 and $10,908,721, respectively)	11,719,355	10,268,171

Receivable from Affilated Trading Companies	-	3,299,645

Total Assets	11,719,355	13,567,816

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Redemptions payable to Limited Partners	172,685	289,466

Total Liabilities	172,685	289,466

Partners’ Capital
Class A (8,719.561 and 9,712.725 Units, respectively)	7,938,231	9,354,914
Class B (1,544.368 and 1,645.070 Units, respectively)	1,464,647	1,644,359
Class C (2,039.850 and 2,039.850 Units, respectively)	2,015,245	2,116,018
Class Z (119.912 and 145.959 Units, respectively)	128,547	163,059

Total Partners’ Capital	11,546,670	13,278,350

Total Liabilities and Partners’ Capital	11,719,355	13,567,816

NET ASSET VALUE PER UNIT
Class A	910.39	963.16
Class B	948.38	999.57
Class C	987.94	1,037.34
Class Z	1,072.01	1,117.16

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$		$
EXPENSES
Ongoing Placement Agent fees	51,021	59,292	166,048	216,539
General Partner fees	29,210	33,864	94,807	124,002
Administrative fees	11,686	13,546	37,925	49,602

Total Expenses	91,917	106,702	298,780	390,143

NET INVESTMENT LOSS	(91,917)	(106,702)	(298,780)	(390,143)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain (loss) on investments	248,282	206,825	248,522	616,220
Net change in unrealized appreciation (depreciation) on investments	267,193	661,247	(619,616)	263,202

Total Net Realized and Unrealized Gain (Loss) on Investments	515,475	868,072	(371,094)	879,422

NET INCOME (LOSS)	423,558	761,370	(669,874)	489,279

NET INCOME (LOSS) ALLOCATION:
Class A	290,091	537,880	(488,628)	366,099
Class B	53,015	90,541	(76,036)	49,411
Class C	75,341	117,529	(100,773)	57,161
Class Z	5,111	15,420	(4,437)	16,608

NET INCOME (LOSS) PER UNIT*
Class A	31.86	51.44	(52.77)	45.68
Class B	34.33	54.45	(51.19)	50.82
Class C	36.94	57.62	(49.40)	56.27
Class Z	42.62	64.42	(45.15)	68.10

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	Units	Units	Units	Units
Class A	9,052.513	10,796.996	9,348.264	13,126.830
Class B	1,544.369	1,676.744	1,577.567	2,251.175
Class C	2,039.850	2,039.850	2,039.850	2,548.806
Class Z	119.912	305.956	125.691	362.053

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$

Partners’ Capital, December 31, 2014	9,354,914	1,644,359	2,116,018	163,059	13,278,350
Subscriptions	40,000	-	-	-	40,000
Net Income (Loss)	(488,628)	(76,036)	(100,773)	(4,437)	(669,874)
Redemptions	(968,055)	(103,676)	-	(30,075)	(1,101,806)

Partners’ Capital, September 30, 2015	7,938,231	1,464,647	2,015,245	128,547	11,546,670

Partners’ Capital, December 31, 2013	14,640,613	2,974,351	4,000,502	415,113	22,030,579
Subscriptions	25,000	-	-	-	25,000
Net Income (Loss)	366,099	49,411	57,161	16,608	489,279
Redemptions	(5,305,926)	(1,410,485)	(1,984,218)	(272,338)	(8,972,967)

Partners’ Capital, September 30, 2014	9,725,786	1,613,277	2,073,445	159,383	13,571,891

	Class A	Class B	Class C	Class Z	Total
	Units	Units	Units	Units	Units

Beginning Units, December 31, 2014	9,712.725	1,645.070	2,039.850	145.959	13,543.604
Subscriptions	42.147	-	-	-	42.147
Redemptions	(1,035.311)	(100.702)	-	(26.047)	(1,162.060)

Ending Units, September 30, 2015	8,719.561	1,544.368	2,039.850	119.912	12,423.691

Beginning Units, December 31, 2013	16,259.279	3,198.746	4,166.314	405.437	24,029.776
Subscriptions	28.034	-	-	-	28.034
Redemptions	(6,007.769)	(1,553.676)	(2,126.464)	(259.478)	(9,947.387)

Ending Units, September 30, 2014	10,279.544	1,645.070	2,039.850	145.959	14,110.423

The accompanying notes are an integral part of these financial statements.

LV FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its limited partnership agreement, as amended from time to time (the “Limited Partnership Agreement”). Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent to the Partnership. Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker. Morgan Stanley & Co. International plc previously acted as each Trading Company’s commodity broker to the extent it traded on the London Metal Exchange. Each Trading Company’s over-the-counter (“OTC”) foreign exchange spot, option, and forward contract counterparty is MS&Co. to the extent a Trading Company trades options on OTC foreign currency forward contracts.

The Trading Companies, their Trading Advisors and their trading system styles for the Partnership at September 30, 2015, are as follows:

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

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Depending on the aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”). Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Ceres received Class Z Units with respect to its investment in the Partnership. As of September 30, 2015 and December 31, 2014, there were no Class D Units outstanding. Class B and Class C Units are no longer being offered to new investors, but will continue to be offered to existing Class B and Class C investors.

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

During June 2015, the General Partner determined to invest a portion of the Partnership’s and the Trading Companies’ excess cash (the Partnership and the Trading Companies assets not used for futures interest trading or required margin for such trading) in United States (“U.S.”) Treasury bills and/or other permitted investments. The Trading Companies receive interest on U.S. Treasury bills at the relevant coupon rate. There will be no change to the treatment of the excess cash not invested in U.S. Treasury bills or other permitted investments. The General Partner intends to hold the U.S. Treasury bills until maturity, but in the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and the Trading Companies may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and the Trading Companies’ accounts in order to avoid early liquidation of U.S. Treasury bills.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative services in connection with the operation of the Partnership and the Trading Companies, including the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; assistance in connection with certain limited partner communications; calculation and accrual of income, expenses, gains and losses; preparation of financial, performance and other reporting; coordination of the annual audit with the Partnership’s and the Trading Companies’ auditor; preparation of the Partnership’s and the Trading Companies’ draft annual financial statements and accompanying materials; assistance with updating periodic regulatory filings; provision of tax services as agreed with the General Partner; assistance in opening and operating the Partnership’s and the Trading Companies’ bank accounts; provision of daily profit and loss, estimated net asset value and position and reconciliation reports; and reconciliation of daily transactions, positions and cash balances to the Partnership’s and the Trading Companies’ brokerage and bank accounts. In addition, the Administrator will maintain certain books and records of the Partnership and the Trading Companies. The General Partner pays or reimburses the Partnership and the Trading Companies, from the administrative fee it receives, the ordinary administrative expenses of the Partnership and the Trading Companies. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator will not impact the Partnership’s break-even point.

LV FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015, and the results of its operations for the three and nine months ended September 30, 2015 and 2014, and changes in partners’ capital for the nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2014 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Affiliated Trading Companies’ Investments: The fair value of exchange-traded futures, option and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of business on the last business day of the reporting period.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly the Partnership’s pro rata share of all revenue and expenses of the Trading Companies is reflected as net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. The Partnership records a realized gain or loss on its investments in the Trading Companies as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the first in first out method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. As of September 30, 2015 and December 31, 2014, the Partnership’s cash balances were zero.

Investment Company Status: The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

LV FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per Unit is calculated in accordance with investment company guidance. See Note 4, “Financial Highlights”.

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. As a result of this adoption, the investments that are measured at fair value based on the net asset value per share (or its equivalent) practical expedient have been removed from the fair value hierarchy in all periods presented in these financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

3.	Related Party Transactions

The Trading Companies’ cash is on deposit in commodity brokerage accounts with Morgan Stanley and will be maintained in cash, U.S. Treasury bills and/or other permitted investments and segregated as customer funds, to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. From time to time, a portion of the Trading Companies’ excess cash (the Trading Companies’ assets not used for futures interest trading or required margin for such trading) may be invested by MS&Co. in permitted investments chosen by the General Partner from time to time. The Trading Companies will receive 100% of the interest income earned on any excess cash invested in permitted investments. For excess cash which is not invested, MS&Co. pays each Trading Company interest income on 100% of its average daily equity maintained in cash in the Trading Companies’ accounts during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of such interest payments, daily funds do not include monies due to each Trading Company on Futures Interests that have not been received. MS&Co. will retain any excess interest not paid by MS&Co. to the Trading Companies on such uninvested cash.

The Partnership and the Trading Companies pay Ceres or its affiliates a monthly administrative fee. The Partnership pays monthly general partner fees to Ceres. The Partnership pays ongoing placement agent fees to Morgan Stanley Wealth Management on a monthly basis equal to a percentage of the net asset value of a limited partner’s Units as of the beginning of each month.

LV FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

4.	Financial Highlights

Financial highlights for each Class of Units for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:

NET ASSET VALUE, JULY 1, 2015	$878.53	$914.05	$951.00	$1,029.39

NET OPERATING RESULTS:
Net investment loss	(7.63)	(6.78)	(5.84)	(3.69)
Net realized/unrealized gain (loss)	39.49	41.11	42.78	46.31

Net income (loss)	31.86	34.33	36.94	42.62

NET ASSET VALUE, SEPTEMBER 30, 2015	$910.39	$948.38	$987.94	$1,072.01

RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	(3.39)%	(2.87)%	(2.37)%	(1.38)%
Partnership expenses (1) (2)	3.39%	2.87%	2.37%	1.38%

TOTAL RETURN:	3.63%	3.76%	3.88%	4.14%

PER UNIT OPERATING PERFORMANCE:

NET ASSET VALUE, JANUARY 1, 2015	$963.16	$999.57	$1,037.34	$1,117.16

NET OPERATING RESULTS:
Net investment loss	(24.14)	(21.42)	(18.42)	(11.61)
Net realized/unrealized gain (loss)	(28.63)	(29.77)	(30.98)	(33.54)

Net income (loss)	(52.77)	(51.19)	(49.40)	(45.15)

NET ASSET VALUE, SEPTEMBER 30, 2015	$910.39	$948.38	$987.94	$1,072.01

RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	(3.44)%	(2.92)%	(2.41)%	(1.41)%
Partnership expenses (1) (2)	3.44%	2.92%	2.41%	1.41%

TOTAL RETURN:	(5.48)%	(5.12)%	(4.76)%	(4.04)%

LV FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:

NET ASSET VALUE, JULY 1, 2014	$894.69	$926.22	$958.85	$1,027.55

NET OPERATING RESULTS:
Net investment loss	(7.64)	(6.75)	(5.79)	(3.59)
Net realized/unrealized gain (loss)	59.08	61.20	63.41	68.01

Net income (loss)	51.44	54.45	57.62	64.42

NET ASSET VALUE, SEPTEMBER 30, 2014	$946.13	$980.67	$1,016.47	$1,091.97

RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	(3.37)%	(2.88)%	(2.38)%	(1.38)%
Partnership expenses (1) (2)	3.37%	2.88%	2.38%	1.38%

TOTAL RETURN:	5.75%	5.88%	6.01%	6.27%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2014	$900.45	$929.85	$960.20	$1,023.87

NET OPERATING RESULTS:
Net investment loss	(22.67)	(20.01)	(17.13)	(10.64)
Net realized/unrealized gain (loss)	68.35	70.83	73.40	78.74

Net income (loss)	45.68	50.82	56.27	68.10

NET ASSET VALUE, SEPTEMBER 30, 2014	$946.13	$980.67	$1,016.47	$1,091.97

RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	(3.41)%	(2.91)%	(2.41)%	(1.40)%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	1.40%

TOTAL RETURN:	5.07%	5.47%	5.86%	6.65%

(1)	Annualized.
(2)	Does not include investment income and the expenses of the Trading Companies in which the Partnership invests.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for each Class of Units using share of income, expenses and average net assets of the Partnership and excludes the income and expenses of the Trading Companies.

LV FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

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

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies and the U.S. Treasury bills held by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures- styled option contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty.

6.	Fair Value Measurements

The Trading Companies considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2).

As of and for the periods ended September 30, 2015 and December 31, 2014, the Trading Companies’ investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any domestic instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the nine months ended September 30, 2015 and the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

LV FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

At September 30, 2015, the Partnership’s investment in the Trading Companies represented approximately: TT II, LLC 33.48%; Boronia I, LLC 22.48%; and Augustus I, LLC 44.04% of the total investments of the Partnership, respectively.

At December 31, 2014, the Partnership’s investment in the Trading Companies represented approximately: TT II, LLC 32.70%; Augustus I, LLC 38.30%; and Boronia I, LLC 29.00% of the total investments of the Partnership, respectively.

The performance of the Partnership is directly affected by the performance of the Trading Companies.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and nine months ended September 30, 2015 and 2014, respectively, in accordance with Rule 3-09 of Regulation S-X:

For the three months ended September 30, 2015	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
TT II, LLC	7,272	(1,655,018)	34,483,182	32,828,164
Augustus I, LLC	1,785	(65,855)	(219,640)	(285,495)
Boronia I, LLC	13,122	(1,075,317)	8,917,469	7,842,152

For the nine months ended September 30, 2015	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
TT II, LLC	7,272	(11,948,868)	7,069,645	(4,879,223)
Augustus I, LLC	1,785	(233,619)	396,752	163,133
Boronia I, LLC	13,122	(4,665,174)	(7,844,128)	(12,509,302)

For the three months ended September 30, 2014	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
TT II, LLC	-	(7,955,935)	38,585,921	30,629,986
Augustus I, LLC	-	(121,691)	949,648	827,957
Boronia I, LLC	-	(3,213,470)	11,747,109	8,533,639
Morgan Stanley Smith Barney Rotella I, LLC (“Rotella I, LLC”)	-	(74,182)	221,035	146,853

For the nine months ended September 30, 2014	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
TT II, LLC	-	(11,905,340)	65,705,835	53,800,495
Augustus I, LLC	-	(246,861)	1,099,169	852,308
Boronia I, LLC	-	(5,320,505)	15,863,418	10,542,913
Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”)	-	(868,868)	(5,469,979)	(6,338,847)
Rotella I, LLC	-	(183,924)	500,581	316,657

LV FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Trading Companies as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 is shown in the following tables.

	September 30, 2015		For the three months ended September 30, 2015
	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income (Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
Augustus I, LLC	44.7	5,161,115	(106,888)	19,787	32	4,617	Commodity Portfolio	Monthly
Boronia I, LLC	22.8	2,634,559	340,968	13,668	-	3,189	Commodity Portfolio	Monthly
TT II, LLC	34.0	3,923,681	281,395	8,538	-	2,391	Commodity Portfolio	Monthly

	September 30, 2015		For the nine months ended September 30, 2015
	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income (Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
Augustus I, LLC	44.7	5,161,115	46,811	59,518	9,901	13,888	Commodity Portfolio	Monthly
Boronia I, LLC	22.8	2,634,559	(480,183)	50,522	38,676	11,788	Commodity Portfolio	Monthly
TT II, LLC	34.0	3,923,681	62,278	26,499	47,546	7,420	Commodity Portfolio	Monthly

	December 31, 2014		For the three months ended September 30, 2014
	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income (Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
Augustus I, LLC	29.6	3,935,697	273,427	14,482	25,153	3,379	Commodity Portfolio	Monthly
Boronia I, LLC	22.4	2,976,216	259,690	12,490	64,923	2,331	Commodity Portfolio	Monthly
TT II, LLC	25.3	3,356,258	249,211	9,978	9,871	2,794	Commodity Portfolio	Monthly
Rotella I, LLC	-	-	85,744	9,477	21,436	3,317

LV FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

	December 31, 2014		For the nine months ended September 30, 2014
	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income (Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
Augustus I, LLC	29.6	3,935,697	274,582	43,827	25,153	10,226	Commodity Portfolio	Monthly
Boronia I, LLC	22.4	2,976,216	330,025	33,624	82,507	6,276	Commodity Portfolio	Monthly
TT II, LLC	25.3	3,356,258	394,197	37,188	9,871	10,413	Commodity Portfolio	Monthly
Kaiser I, LLC	-	-	(222,158)	19,534	-	3,419	Commodity Portfolio	Monthly
Rotella I, LLC	-	-	182,248	27,573	45,744	9,650	Commodity Portfolio	Monthly
Morgan Stanley Smith Barney WNT I, LLC (“WNT I, LLC”)	-	-	(79,472)	14,154	-	3,303	Commodity Portfolio	Monthly

7.	Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than the event listed below, there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

Effective November 1, 2015, the management fee payable by TT II, LLC to Transtrend was reduced to a rate of 1/12 of 1.00% (a 1% annual rate) of nominal assets allocated to Transtrend as of the first day of each month.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 22.06%; Currency 41.68%; Equity 7.88%; and Commodity 28.38%.

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

The Trading Companies’ investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Trading Companies from promptly liquidating their futures or option contracts and result in restrictions on redemptions.

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

As of September 30, 2015, approximately 65.04% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 34.96% is forward contracts which are off-exchange-traded.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its investments in Affiliated Trading Companies (Augustus I, LLC, Boronia I, LLC and TT II, LLC). The Affiliated Trading Companies’ only assets are their equity in trading accounts, consisting of restricted and unrestricted cash, net unrealized gain on open contracts and investment U.S. Treasury bills at fair value, if applicable. Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in Futures Interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2015 and 2014, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

As of September 30, 2015 and June 30, 2015, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 9/30/2015	Allocation as of 6/30/2015

Augustus I, LLC	44.04%	45.90%
TT II, LLC	33.48%	19.85%
Boronia I, LLC	22.48%	34.25%

The Partnership’s results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts that the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Trading Companies’ Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) on investments” for open contracts, and recorded as “Net realized” when open positions are closed out. The sum of these amounts constitutes the Trading Companies’ trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. U.S. Treasury bills are valued at the last available bid price received from independent pricing services.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the three and nine months ended September 30, 2015

The Partnership recorded total net realized and unrealized gain on investments of $515,475 and expenses totaling $91,917, resulting in net income of $423,558 for the three months ended September 30, 2015. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/15	NAV at 6/30/15

A	$910.39	$878.53
B	$948.38	$914.05
C	$987.94	$951.00
Z	$1,072.01	$1,029.39

During the third quarter, the Partnership posted a gain in Net Asset Value per Unit as trading gains in energies, metals, global interest rates, global stock indices and agriculturals more than offset trading losses in currencies. The most significant gains were achieved within the energy sector during the third quarter from short positions in crude oil and oil related products as prices decreased due to high production in the U.S. and Middle East, which added to a growing global supply glut. Within the metals sector, gains were experienced during July from short futures positions in gold and silver as prices declined as a strengthening U.S. dollar decreased the appeal of precious metals as a store of value. Additional gains were recorded during July from short base metals futures positions as prices moved lower amid concern a slowdown in the Chinese economy would weaken demand. In the global interest rate sector, gains were recorded during September from long positions in global fixed income futures as prices increased after the U.S. Federal Reserve left interest rates unchanged and investors sought safe havens amid a global rout in stock prices. Gains within the global equity index sector were recorded during the middle of July from long positions in U.S. and European equity index positions as prices rebounded with positive investor sentiment after Greece and its creditors came to an agreement over economic reform. In the agricultural sector, gains were achieved during August from short soybean futures positions as prices decreased following reports of strong U.S. crop yields and concern that China’s economic slowdown will reduce demand. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the currency sector during August from short euro positions versus the U.S. dollar as the relative value of the U.S. dollar decreased following speculation that slowing global growth reduced the probability the U.S. Federal Reserv will raise interest rates during 2015.

The Partnership recorded total net realized and unrealized loss on investments of $371,094 and expenses totaling $298,780, resulting in a net loss of $669,874 for the nine months ended September 30 2015. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/15	NAV at 12/31/14

A	$910.39	$963.16
B	$948.38	$999.57
C	$987.94	$1,037.34
Z	$1,072.01	$1,117.16

During the first nine months of the year, the Partnership posted a loss in Net Asset Value per Unit as trading losses in global stock indices and agriculturals more than offset trading gains in currencies, energy, global interest rates and metals. The most significant losses were recorded within the global stock index sector during January, May, June, August and September from long U.S., European and Asian equity index futures positions as prices declined due to concerns associated with slowing global economic growth, the Greek financial crisis, and a stronger U.S. dollar. In the agricultural sector, losses were incurred during the first half of the April from short sugar futures positions as prices climbed higher after wet weather increased the likelihood the Brazilian cane harvest would be delayed. Additional losses were experienced during April and June from short coffee positions as prices.increased due to crop concerns. During July and September, smaller losses were incurred in this sector from positions in the wheat, soybean and corn markets. A portion of the Partnership’s losses during the first nine months of the year was offset by gains experienced within the currency sector during the first two quarters from short euro positions versus the U.S. dollar as the value of the euro decreased due to economic stimulus programs introduced by the European Central Bank and investor anxiety regarding the Greek financial crisis. Additional gains in this sector were achieved during January and July from short Canadian dollar positions versus the U.S. dollar as “commodity currencies” were pressured as global commodities prices fell. Within the energy complex, gains were experienced during January, as well as during the third quarter, from short positions in crude oil and oil related products as prices fell due to high production in the U.S. and Middle East, which added to a growing global supply glut. In the global interest rate sector, gains were recorded primarily during January from long European and Canadian fixed income futures positions as prices advanced after the central banks in both the European Union and Canada announced stimulus measures to combat widespread deflationary concerns and slowing economic growth. Additional gains were recorded in this sector during September from long positions in global fixed income futures as prices increased after the U.S. Federal Reserve left interest rates unchanged and investors sought safe havens amid a global rout in stock prices. Within the metals sector, gains were primarily experienced during July from short futures positions in gold and silver as prices declined after a strengthening U.S. dollar decreased the appeal of precious metals as a store of value. Additional gains were recorded during July from short futures positions in base metals as prices moved lower amid concern a slowdown in the Chinese economy would weaken demand.

For the three and nine months ended September 30, 2014

The Partnership recorded total net realized and unrealized gain on investments of $868,072 and expenses totaling $106,702, resulting in net income of $761,370 for the three months ended September 30, 2014. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/14	NAV at 6/30/14

A	$946.13	$894.69
B	$980.67	$926.22
C	$1,016.47	$958.85
Z	$1,091.97	$1,027.55

During the third quarter, the Partnership posted a gain in net asset value per Unit as trading profits in currencies, agriculturals, global interest rates, and metals more than offset losses in the energies and global stock index sectors. The most significant gains were achieved within the currency sector throughout the third quarter from short positions in the Japanese yen and euro versus the U.S. dollar as diverging central bank policy paths contributed to a strong U.S. dollar relative to its peers. The Bank of Japan’s and the European Central Bank’s focus on keeping interest rates low, while the U.S. Federal Reserve indicated higher interest rates benefit the Partnership’s short currency positions. Within the agriculturals sector, gains were recorded during the third quarter from short positions in corn, soybean, and wheat futures as prices declined as favorable growing conditions in the U.S. Midwest increased speculation that crop totals would reach record levels during 2014. Within the global interest rate sector, gains were achieved primarily during August from long positions in European fixed income futures as prices advanced as investors sought the relative safety of fixed income markets following concern of escalating geopolitical tensions. European bond prices also increased as the European Central Bank moved closer to introducing a quantitative easing policy to stimulate the Eurozone. Within the metals sector, gains were experienced during September from short positions in precious metals futures as prices declined as demand decreased on speculation that the U.S. Federal Reserve will raise U.S. interest rates sooner-than-forecast. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector primary during July from long crude oil and gasoline futures positions as prices. declined amid speculation that rising U.S. gasoline stockpiles may signal a reduction in U.S. demand. Additional losses in this sector were recorded in late August from short positions in natural gas futures as prices rose after a burst of late summer heat slowed stockpiling. Within the global stock index sector, losses were incurred during the second half of September from long positions in U.S. equity index futures as prices declined amid concern over economic growth in Europe and geopolitical turmoil as the U.S. Federal Reserve prepares to end its bond-buying program.

The Partnership recorded total net realized and unrealized gain on investments of $879,422 and expenses totaling $390,143, resulting in net income of $489,279 for the nine months ended September 30, 2014. The Partnership’s net asset value per Unit by share Class is provided in the table below.

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

The futures, forwards and options traded by the Trading Companies and the U.S. Treasury bills held by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts and forward currency option contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of September 30, 2015, TT II, LLC’s total capitalization was $403,891,045. The Partnership owned approximately 1% of TT II, LLC.

	September 30, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$13,699,089	3.39%
Interest Rate	14,975,188	3.71%
Equity	4,207,677	1.04%
Commodity	25,984,309	6.43%

Total	$58,866,263	14.57%

Market Sector	Three Months Ended September 30, 2015
	High VaR	Low VaR	Average VaR*
Currency	$29,664,159	$13,251,842	$21,296,596
Interest Rate	$16,420,352	$7,166,546	$13,315,180
Equity	$18,327,802	$3,545,123	$10,526,349
Commodity	$36,678,799	$25,984,309	$32,434,051

*	Average of daily VaR.

As of September 30, 2015, Augustus I, LLC’s total capitalization was $13,716,313. The Partnership owned approximately 38% of Augustus I, LLC.

	September 30, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$877,447	6.40%
Interest Rate	155,252	1.13%

Total	$1,032,699	7.53%

Market Sector	Three Months Ended September 30, 2015
	High VaR	Low VaR	Average VaR*
Currency	$1,415,042	$736,491	$964,656
Interest Rate	$162,105	$85,895	$115,620

*	Average of daily VaR.

As of September 30, 2015, Boronia I, LLC’s total capitalization was $94,546,791. The Partnership owned approximately 3% of Boronia I, LLC.

	September 30, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$4,425,277	4.68%
Interest Rate	3,822,929	4.04%
Equity	2,512,668	2.66%
Commodity	5,275,929	5.58%

Total	$16,036,803	16.96%

Market Sector	Three Months Ended September 30, 2015
	High VaR	Low VaR	Average VaR*
Currency	$9,670,214	$2,673,839	$5,167,711
Interest Rate	$6,694,425	$1,793,941	$3,497,622
Equity	$7,040,494	$1,217,103	$3,005,205
Commodity	$7,086,844	$2,831,084	$4,862,845

*	Average of daily VaR.

As of December 31, 2014, TT II, LLC’s total capitalization was $459,215,895. The Partnership owned approximately 1% of TT II, LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$11,945,011	2.60%
Interest Rate	22,829,716	4.97%
Equity	14,275,060	3.11%
Commodity	16,951,707	3.69%

Total	$66,001,494	14.37%

Market Sector	Twelve Months Ended December 31, 2014
	High VaR	Low VaR	Average VaR*
Currency	$43,738,616	$11,543,442	$26,678,708
Interest Rate	$23,486,703	$5,437,975	$15,347,791
Equity	$24,704,696	$4,443,784	$16,383,350
Commodity	$37,483,261	$12,284,581	$22,290,073

*	Average of daily VaR.

As of December 31, 2014, Augustus I, LLC’s total capitalization was $11,587,450. The Partnership owned approximately 34% of Augustus I LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$720,594	6.22%
Interest Rate	74,725	0.64%

Total	$795,319	6.86%

Market Sector	Twelve Months Ended December 31, 2014
	High VaR	Low VaR	Average VaR*
Currency	$1,251,317	$683,340	$943,758
Interest Rate	$127,958	-	$55,153

*	Average of daily VaR.

As of December 31, 2014, Boronia I, LLC’s total capitalization was $104,262,934. The Partnership owned approximately 3% of Boronia I LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$4,957,331	4.75%
Interest Rate	2,965,947	2.84%
Equity	2,889,921	2.77%
Commodity	5,125,195	4.92%

Total	$15,938,394	15.28%

Market Sector	Twelve Months Ended December 31, 2014
	High VaR	Low VaR	Average VaR*
Currency	$11,301,501	$984,987	$4,077,565
Interest Rate	$5,475,674	$647,220	$2,547,225
Equity	$9,013,937	$712,546	$3,468,454
Commodity	$6,835,307	$1,782,819	$3,476,070

*	Average of daily VaR.

The Partnership terminated trading in Rotella I, LLC as of December 31, 2014.

Market Sector	Twelve Months Ended December 31, 2014
	High VaR	Low VaR	Average VaR*
Currency	$528,702	-	$293,817
Interest Rate	$415,289	-	$244,560
Equity	$570,266	-	$272,433
Commodity	$244,713	-	$123,652

*	Average of daily VaR.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

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

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

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

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners, from inception through September 30, 2015, was $113,015,978. Since inception, the Partnership has received $805,000 in consideration from the sale of Units to the General Partner.

Proceeds of the net offering were used for the trading of commodity interests including futures, option, forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class A
July 1, 2015 - July 31, 2015	(54.724)	914.95	N/A	N/A
August 1, 2015 - August 31, 2015	(185.232)	901.07	N/A	N/A
September 1, 2015 - September 30, 2015	(189.683)	910.39	N/A	N/A

	(429.639)	906.95

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class B
July 1, 2015 - July 31, 2015	-	N/A	N/A	N/A
August 1, 2015 - August 31, 2015	-	N/A	N/A	N/A
September 1, 2015 - September 30, 2015	-	N/A	N/A	N/A

	-	N/A

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class C
July 1, 2015 - July 31, 2015	-	N/A	N/A	N/A
August 1, 2015 - August 31, 2015	-	N/A	N/A	N/A
September 1, 2015 - September 30, 2015	-	N/A	N/A	N/A

	-	N/A

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class Z
July 1, 2015 – July 31, 2015	-	N/A	N/A	N/A
August 1, 2015 – August 31, 2015	-	N/A	N/A	N/A
September 1, 2015 – September 30, 2015	-	N/A	N/A	N/A

	-	N/A

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

*	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LV Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 12, 2015	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

	By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.