Form 10-Q
period 2017-03-31
LV Futures Fund L.P.
filed 2017-05-11
CIK 1428043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                Accelerated filer                          Non-accelerated filer X

Smaller reporting company       Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of April 30, 2017, 5,395.045 Limited Partnership Class A Units were outstanding, 775.513 Limited Partnership Class B Units were outstanding, 1,439.006 Limited Partnership Class C Units were outstanding and 9.003 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

LV Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Investment in the Trading Companies, at fair value (cost $7,355,361 and $8,187,506 at March 31, 2017 and December 31, 2016, respectively)	$6,495,657	$7,634,520
Expense reimbursement	70	70
Cash at bank	1,166	1,149

Total assets	$6,496,893	$7,635,739

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to General Partner	$-	$10,000
Redemptions payable to Limited Partners	167,643	109,261

Total liabilities	167,643	119,261

Partners’ Capital:
General Partner, Class Z, 81.530 Units outstanding at March 31, 2017 and December 31, 2016	76,487	82,658
Limited Partners, Class A, 5,679.126 and 6,317.183 Units outstanding at March 31, 2017 and December 31, 2016, respectively	4,389,688	5,304,000
Limited Partners, Class B, 775.513 and 900.951 Units outstanding at March 31, 2017 and December 31, 2016, respectively	629,195	792,988
Limited Partners, Class C, 1,439.006 Units outstanding at March 31, 2017 and December 31, 2016	1,225,434	1,327,705
Limited Partners, Class Z, 9.003 Units outstanding at March 31, 2017 and December 31, 2016	8,446	9,127

Total partners’ capital (net asset value)	6,329,250	7,516,478

Total liabilities and partners’ capital	$6,496,893	$7,635,739

Net asset value per Unit:
Class A	$772.95	$839.61

Class B	$811.33	$880.17

Class C	$851.58	$922.65

Class Z	$938.14	$1,013.83

See accompanying notes to financial statements.

LV Futures Fund L.P.

Schedule of Investments

March 31, 2017

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in the Trading Companies
CMF Boronia I, LLC	$2,600,380	41.09%
CMF TT II, LLC	3,895,277	61.54

Total Investment in the Trading Companies (cost of $7,355,361)	$6,495,657	102.63%

See accompanying notes to financial statements.

LV Futures Fund L.P.

Schedule of Investments

December 31, 2016

	Fair Value	% of Partners’ Capital
Investment in the Trading Companies
Morgan Stanley Smith Barney Boronia I, LLC	$3,243,640	43.15%
Morgan Stanley Smith Barney TT II, LLC	4,390,880	58.42

Total Investment in the Trading Companies (cost of $8,187,506)	$7,634,520	101.57%

See accompanying notes to financial statements.

LV Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Expenses:
Ongoing placement agent fees	$30,536	$47,353
General Partner fees	17,527	27,434
Administrative fees	7,011	10,974
Other fees	197	198

Total expenses	55,271	85,959
Expense reimbursements	(214)	(270)

Net expenses	55,057	85,689

Net investment loss	(55,057)	(85,689)

Trading Results:
Net gains (losses) on investment in the Trading Companies:
Net realized gains (losses) on investment in the Trading Companies	(218,716)	(274,751)
Net change in unrealized gains (losses) on investment in the Trading Companies	(306,718)	658,038

Total trading results	(525,434)	383,287

Net income (loss)	$(580,491)	$297,598

Net income (loss) allocation by Class:
Class A	$(411,803)	$190,927

Class B	$(59,565)	$40,441

Class C	$(102,271)	$62,172

Class Z	$(6,852)	$4,058

Net income (loss) per Unit*:
Class A	$(66.66)	$23.94

Class B	$(68.84)	$26.18

Class C	$(71.07)	$28.58

Class Z	$(75.69)	$33.85

Weighted average number of Units outstanding:
Class A	6,099.434	7,875.257

Class B	817.326	1,544.368

Class C	1,439.006	1,957.410

Class Z	90.533	119.912

*	Represents the change in net asset value per Unit.

See accompanying notes to financial statements.

LV Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Class A	Class B	Class C	Class Z	Total
Partners’ Capital, December 31, 2016	$5,304,000	$792,988	$1,327,705	$91,785	$7,516,478
Net income (loss)	(411,803)	(59,565)	(102,271)	(6,852)	(580,491)
Redemptions	(502,509)	(104,228)	-	-	(606,737)

Partners’ Capital, March 31, 2017	$4,389,688	$629,195	$1,225,434	$84,933	$6,329,250

Partners’ Capital, December 31, 2015	$7,270,821	$1,470,154	$2,025,351	$129,515	$10,895,841
Subscriptions	10,222	-	-	-	10,222
Net income (loss)	190,927	40,441	62,172	4,058	297,598
Redemptions	(391,571)	-	(353,560)	-	(745,131)

Partners’ Capital, March 31, 2016	$7,080,399	$1,510,595	$1,733,963	$133,573	$10,458,530

	Class A	Class B	Class C	Class Z
Ending Units, December 31, 2016	6,317.183	900.951	1,439.006	90.533
Redemptions	(638.057)	(125.438)	-	-

Ending Units, March 31, 2017	5,679.126	775.513	1,439.006	90.533

Ending Units, December 31, 2015	7,966.490	1,544.368	2,039.850	119.912
Subscriptions	10.735	-	-	-
Redemptions	(417.705)	-	(342.331)	-

Ending Units, March 31, 2016	7,559.520	1,544.368	1,697.519	119.912

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

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner and commodity pool operator and as each Trading Company’s trading manager and commodity pool operator (the “General Partner”, “Ceres” or the “Trading Manager”, as the context requires). As of January 1, 2017, Ceres became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, Ceres was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent (“Placement Agent”) to the Partnership. Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker. Each Trading Company’s over-the-counter (“OTC”) foreign exchange spot, option and forward contract counterparty is MS&Co., to the extent that a Trading Company trades such contracts. Morgan Stanley Wealth Management is a principal subsidiary of MSD Holdings. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership and the Trading Companies also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

As of March 31, 2017, all trading decisions were made for the Partnership by Boronia Capital Pty. Ltd. (“Boronia”) and Transtrend B.V. (“Transtrend”), each of which is a Trading Advisor.

As of March 31, 2017, the Trading Companies consisted of CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC”) and CMF TT II, LLC (formerly, Morgan Stanley Smith Barney TT II, LLC) (“TT II, LLC”).

Effective as of the close of business on July 31, 2016, Ceres terminated the advisory agreement among the General Partner, GAM International Management Limited (“GAM”) and Morgan Stanley Smith Barney Augustus I, LLC (“Augustus I, LLC”), pursuant to which GAM traded a portion of Augustus I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, GAM ceased all Futures Interests trading on behalf of Augustus I, LLC (and, indirectly, the Partnership). References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, GAM. References herein to the Trading Company or the Trading Companies may also include, as relevant, Augustus I, LLC.

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Depending on the aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”). Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Ceres received Class Z Units with respect to its investment in the Partnership. As of March 31, 2017 and December 31, 2016, there were no Class D Units outstanding. Class B and Class C Units are no longer being offered to new investors, but continue to be offered to existing Class B and Class C investors.

LV Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Trading Companies is reflected as net change in unrealized gains (losses) on investment in the Trading Companies in the Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. The Partnership records realized gains or losses on its investment in the Trading Companies as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the first-in, first-out method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses. As of March 31, 2017 and December 31, 2016, the Partnership’s total cash balance was $1,166 and $1,149, respectively.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment. The Partnership’s investment in the Trading Companies is stated at fair value, which is based on (1) the Partnership’s net contribution to each Trading Company and (2) the Partnership’s allocated share of the undistributed profits and losses, including realized gains/losses and net change in unrealized gains/losses, of each Trading Company. ASC 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in the Trading Companies on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946 “Financial Services – Investment Companies” as of the Partnership’s reporting date. The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest and the fair value of all open Futures Interests and other assets) less all liabilities of the Trading Company (including, but not limited to, management fees, incentive fees and other expenses), determined in accordance with GAAP.

LV Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Trading Companies’ Investments. All Futures Interests of the Trading Companies, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Trading Companies’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Trading Companies’ Statements of Income and Expenses. The Trading Companies do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Trading Companies’ Statements of Income and Expenses.

Trading Company Cash. The Trading Companies’ cash available for trading in Futures Interests is on deposit in commodity brokerage accounts with MS&Co. and will be maintained in cash, U.S. Treasury bills, money market mutual funds and/or other permitted investments and segregated as customer funds, to the extent required by CFTC regulations. From time to time, a portion of the Trading Companies’ excess cash (the Trading Companies’ assets not used for Futures Interests trading or required margin for such trading) may be invested by MS&Co. in permitted investments chosen by the Trading Manager from time to time. The Trading Companies will receive 100% of the interest income earned on any excess cash invested in permitted investments. For excess cash which is not invested, MS&Co. pays each Trading Company interest income on 100% of its average daily equity maintained in cash in the respective Trading Company’s accounts during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of such interest payments, daily funds do not include monies due to each Trading Company on Futures Interests that have not been received. MS&Co. and Ceres will retain any excess interest not paid by MS&Co. to the Trading Companies on such uninvested cash.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements,” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Partnership’s Statements of Income and Expenses.

Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

LV Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for each Class of Units for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017
	Class A		Class B		Class C		Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(59.77)		$(62.67)		$(65.73)		$(72.26)
Net investment loss	(6.89)		(6.17)		(5.34)		(3.43)

Increase (decrease) for the period	(66.66)		(68.84)		(71.07)		(75.69)
Net asset value per Unit, beginning of period	839.61		880.17		922.65		1,013.83

Net asset value per Unit, end of period	$772.95		$811.33		$851.58		$938.14

	Three Months Ended March 31, 2017
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.6)%		(3.0)%		(2.5)%		(1.4)%

Partnership expenses before expense reimbursements	3.6%		3.0%		2.5%		1.4%
Expense reimbursements	(0.0)	%***	(0.0)	%***	(0.0)	%***	(0.0)	%***

Partnership expenses after expense reimbursements	3.6%		3.0%		2.5%		1.4%

Total return	(7.9)%		(7.8)%		(7.7)%		(7.5)%

	Three Months Ended March 31, 2016
	Class A		Class B		Class C		Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$31.87		$33.24		$34.68		$37.72
Net investment loss	(7.93)		(7.06)		(6.10)		(3.87)

Increase (decrease) for the period	23.94		26.18		28.58		33.85
Net asset value per Unit, beginning of period	912.68		951.95		992.89		1,080.08

Net asset value per Unit, end of period	$936.62		$978.13		$1,021.47		$1,113.93

	Three Months Ended March 31, 2016
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5)%		(2.9)%		(2.5)%		(1.4)%

Partnership expenses before expense reimbursements	3.5%		2.9%		2.5%		1.4%
Expense reimbursements	(0.0)	%***	(0.0)	%***	(0.0)	%***	(0.0)	%***

Partnership expenses after expense reimbursements	3.5%		2.9%		2.5%		1.4%

Total return	2.6%		2.8%		2.9%		3.1%

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

Futures Interests traded by the Trading Advisors on behalf of the Trading Companies and the U.S. Treasury bills held by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.

Gains and losses on open positions of exchange-traded futures, exchange-traded forwards, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on non-exchange traded forward currency contracts are settled upon termination of the contract. Gains and losses on non-exchange traded forward currency option contracts are settled on an agreed upon settlement date. However, the Trading Companies are required to meet margin requirements with the counterparty.

The Trading Companies may buy or write put and call options through listed exchanges and the OTC market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of specific Futures Interests on the underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the fair value of the Futures Interests on the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets in the Trading Companies’ Statements of Financial Condition. The difference between the fair value of an option and the premiums received/premiums paid is treated as an unrealized gain or loss in the Trading Companies’ Statements of Income and Expenses.

In the ordinary course of business, the Trading Companies enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Trading Companies’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Trading Companies. The Trading Companies consider the risk of any future obligation relating to these indemnifications to be remote.

5.	Fair Value Measurements:

Trading Companies’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Trading Companies’ Investments. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of business on the last business day of the reporting period.

LV Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Trading Companies consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2).

As of March 31, 2017 and December 31, 2016 and for the periods ended March 31, 2017 and 2016, the Trading Companies’ investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

6. Trading	Advisors to the Trading Companies:

The Partnership owned approximately 7.0% of Boronia I, LLC and 1.5% of TT II, LLC at March 31, 2017 and December 31, 2016, respectively.

The performance of the Partnership is directly affected by the performance of the Trading Companies.

The tables below represent summarized results of operations of the Trading Companies that the Partnership invests in for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017	Net Investment Loss	Total Trading Results	Net Income (Loss)

Boronia I, LLC	$(405,785)	$(5,325,025)	$(5,730,810)
TT II, LLC	(809,650)	(5,798,084)	(6,607,734)

For the three months ended March 31, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)

Boronia I, LLC	$(691,182)	$6,706,936	$6,015,754
TT II, LLC	(3,581,951)	42,260,069	38,678,118
Augustus I, LLC	(56,929)	(371,804)	(428,733)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro-rata share of the results of operations of, the Trading Companies is shown in the following tables.

	March 31, 2017		For the Three Months Ended March 31, 2017
	% of Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Boronia I, LLC	41.09%	$2,600,380	$(420,023)	$10,688	$-	$2,494	Commodity Portfolio	Monthly
TT II, LLC	61.54	3,895,277	(105,411)	8,800	93	3,624	Commodity Portfolio	Monthly

	December 31, 2016		For the Three Months Ended March 31, 2016
	% of Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Boronia I, LLC	43.15%	$3,243,640	$165,094	$8,815	$-	$2,057	Commodity Portfolio	Monthly
TT II, LLC	58.42	4,390,880	381,428	9,862	67,241	3,452	Commodity Portfolio	Monthly
Augustus I, LLC	-	-	(163,235)	17,433	-	4,068	Commodity Portfolio	Monthly

LV Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Companies, expense reimbursement and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Companies. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

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

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Trading Companies from trading in potentially profitable markets or prevent the Trading Companies from promptly liquidating unfavorable positions in such markets, subjecting them to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s or the Trading Companies’ assets.

Other than the risks inherent in Futures Interests trading and U.S. treasury bills and money market mutual fund securities, the Partnership and the Trading Companies know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Trading Companies’ liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Trading Companies, expenses, subscriptions and redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2017, Partnership capital decreased 15.8% from $7,516,478 to $6,329,250. This decrease was attributable to redemptions of 638.057 limited partner Class A Units totaling $502,509 and redemptions of 125.438 limited partner Class B Units totaling $104,228, coupled with a net loss of $580,491. Future redemptions can impact the amount of funds available for investments in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s or the Trading Companies’ capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations

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

The Partnership records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) on investment in the Trading Companies and net change in unrealized trading gains (losses) on investment in the Trading Companies in the Statements of Income and Expenses.

The General Partner estimates that at any given time approximately 13.1% to 21.9% of the Partnership’s contracts held indirectly through its investment in the Trading Companies are traded OTC.

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the Futures Interests markets. The following presents a summary of the Partnership’s operations for the three months ended March 31, 2017 and a general discussion of its trading activities during the period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

As of March 31, 2017 and December 31, 2016, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 3/31/2017	Allocation as of 12/31/2016
Boronia I, LLC	40.0%	42.5%
TT II, LLC	60.0%	57.5%

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

During the Partnership’s first quarter of 2017, the net asset value per Unit for Class A decreased 7.9% from $839.61 to $772.95, as compared to an increase of 2.6% in the first quarter of 2016. During the Partnership’s first quarter of 2017, the net asset value per Unit for Class B decreased 7.8% from $880.17 to $811.33, as compared to an increase of 2.8% in the first quarter of 2016. During the Partnership’s first quarter of 2017, the net asset value per Unit for Class C decreased 7.7% from $922.65 to $851.58 as compared to an increase of 2.9% in the first quarter of 2016. During the Partnership’s first quarter of 2017, the net asset value per Unit for Class Z decreased 7.5% from $1,013.83 to $938.14 as compared to an increase of 3.1% in the first quarter of 2016. The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses in the first quarter of 2017 of $525,434. Losses were primarily attributable to the Trading Companies’ trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates, metals and softs, and were partially offset by gains in livestock and indices. The Partnership, through its investment in the Trading Companies, experienced a net trading gain before fees and expenses in the first quarter of 2016 of $383,287. Gains were primarily attributable to the Trading Companies’ trading in global interest rates, energies, and global stock indices, and were partially offset by losses from trading in currencies, metals and agriculturals.

The most significant losses were incurred within the global interest rate markets during January and March from long positions in European and U.S. fixed income futures as prices declined amid speculation of growing hawkish sentiment in central banks across the globe. Within the energy sector, losses were incurred during January and February from long positions in crude oil and its related products as prices fell due to growing global stockpiles fueled by increasing U.S. oil output. Additional losses within the energy complex were experienced during January and March from positions in natural gas futures. Within the currency markets, losses were recorded during January and March from short positions in the euro, British pound, Swiss franc, and Japanese yen versus the U.S. dollar as the relative value of the dollar depreciated following comments from the U.S. Federal Reserve which caused investors to revise expectations for further interest rate hikes in 2017. Within the agricultural markets, losses were incurred during January from short positions in corn futures as prices rose following concerns that floods in Argentina could reduce crop yields. Additional losses were experienced during the first half of February from short positions in corn and wheat futures as prices rose following an improved outlook for U.S. exports. Further losses were incurred within the metals sector during March from long positions in gold and silver futures as prices retreated during the first half of the month as rising interest rates diminished precious metal demand. A portion of the Partnership’s losses during the quarter was offset by gains experienced within the global stock index sector primarily from long positions in U.S. and European equity index futures as prices rallied throughout the first quarter amid renewed bullishness relating to President Donald Trump’s policies, in particular those relating to tax reform and its potential impact to economic growth.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

The Futures Interests traded by the Trading Companies and the U.S. Treasury bills held by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts and forward currency option contracts are settled daily through variation margin. Gains and losses on non-exchange traded forward currency contracts and forward currency option contracts are settled upon termination of the contract.

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

Quantifying the Partnership’s and the Trading Companies’ Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s and the Trading Companies’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership and the Trading Companies account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and each Trading Companies’ open positions is directly reflected in the Partnership’s and each Trading Companies’ earnings and cash flow.

The Partnership’s and the Trading Companies’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

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

There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Trading Companies’ Value at Risk in Different Market Sectors

As of March 31, 2017, Boronia I, LLC’s total capitalization was $36,900,492. The Partnership owned 7.0% of Boronia I, LLC. As of March 31, 2017, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

	March 31, 2017		Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,573,053	4.26%	$3,464,967	$964,748	$1,951,139
Interest Rates	1,014,553	2.75	1,899,533	596,316	1,146,741
Equity	2,288,270	6.20	4,122,790	1,316,304	2,240,850
Commodity	966,275	2.62	2,626,292	800,683	1,431,898

Total	$5,842,151	15.83%

*	Average of daily Values at Risk.

As of December 31, 2016, Boronia I, LLC’s total capitalization was $46,361,453. The Partnership owned approximately 7.0% of Boronia I, LLC. As of December 31, 2016, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

	December 31, 2016		Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,017,334	4.35%	$5,618,136	$960,149	$2,730,285
Interest Rates	988,120	2.13	3,333,809	663,603	1,683,414
Equity	1,992,570	4.30	4,125,302	1,043,389	2,212,080
Commodity	1,142,270	2.46	5,168,817	1,018,691	2,276,841

Total	$6,140,294	13.24%

*	Annual average of daily Values at Risk.

As of March 31, 2017, TT II, LLC’s total capitalization was $263,596,214. The Partnership owned approximately 1.5% of TT II, LLC. As of March 31, 2017, TT II, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

	March 31, 2017		Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$25,245,563	9.58%	$32,480,250	$24,214,194	$29,519,780
Interest Rates	7,718,320	2.93	13,283,087	4,377,363	9,573,195
Equity	16,155,983	6.13	19,022,299	14,572,279	16,547,830
Commodity	14,517,257	5.51	14,517,257	8,420,726	12,349,182

Total	$63,637,123	24.15%

*	Average of daily Values at Risk.

As of December 31, 2016, TT II, LLC’s total capitalization was $295,760,029. The Partnership owned approximately 1.5% of TT II, LLC. As of December 31, 2016, TT II, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

	December 31, 2016		Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$30,344,497	10.26%	$50,104,729	$17,023,450	$28,229,714
Interest Rates	9,256,952	3.13	21,306,547	5,311,100	15,177,964
Equity	15,366,066	5.20	21,019,148	4,492,623	12,634,603
Commodity	12,800,558	4.33	28,363,248	6,504,258	13,330,429

Total	$67,768,073	22.92%

*	Annual average of daily Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners from inception through March 31, 2017 was $113,026,200. Since inception, the Partnership has received $805,000 in consideration from the sale of Units to Ceres.

Proceeds of the net offering were used for the trading of Futures Interests, including futures, option, forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class A
January 1, 2017 - January 31, 2017	232.077	$792.28	N/A	N/A
February 1, 2017 - February 28, 2017	189.092	$798.53	N/A	N/A
March 1, 2017 - March 31, 2017	216.888	$772.95	N/A	N/A
	638.057	$787.56

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class B
January 1, 2017 - January 31, 2017	125.438	$830.91	N/A	N/A
February 1, 2017 - February 28, 2017	N/A	N/A	N/A	N/A
March 1, 2017 - March 31, 2017	N/A	N/A	N/A	N/A
	125.438	$830.91

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 3.	Defaults Upon Senior Securities. – None.

Item 4.	Mine Safety Disclosures. – Not applicable.

Item 5.	Other Information. – None.

Item 6.	Exhibits.

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

Notes to Exhibits List

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LV FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.