Form 10-Q
period 2017-06-30
LV Futures Fund L.P.
filed 2017-08-10
CIK 1428043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes    No X

As of July 31, 2017, 5,010.914 Limited Partnership Class A Units were outstanding, 775.513 Limited Partnership Class B Units were outstanding, 1,439.006 Limited Partnership Class C Units were outstanding and 9.003 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

LV Futures Fund L.P.

Statements of Financial Condition

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Investment in the Trading Companies, at fair value (cost $6,673,945 and $8,187,506 at June 30, 2017 and December 31, 2016, respectively)	$5,580,316	$7,634,520
Expense reimbursement	70	70
Cash at bank	1,183	1,149

Total assets	$5,581,569	$7,635,739

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to General Partner	$-	$10,000
Redemptions payable to Limited Partners	88,298	109,261

Total liabilities	88,298	119,261

Partners’ Capital:
General Partner, Class Z, 76.058 and 81.530 Units outstanding at June 30, 2017 and December 31, 2016, respectively	66,686	82,658
Limited Partners, Class A, 5,134.918 and 6,317.183 Units outstanding at June 30, 2017 and December 31, 2016, respectively	3,690,532	5,304,000
Limited Partners, Class B, 775.513 and 900.951 Units outstanding at June 30, 2017 and December 31, 2016, respectively	585,793	792,988
Limited Partners, Class C, 1,439.006 Units outstanding at June 30, 2017 and December 31, 2016	1,142,366	1,327,705
Limited Partners, Class Z, 9.003 Units outstanding at June 30, 2017 and December 31, 2016	7,894	9,127

Total partners’ capital (net asset value)	5,493,271	7,516,478

Total liabilities and partners’ capital	$5,581,569	$7,635,739

Net asset value per Unit:
Class A	$718.71	$839.61

Class B	$755.36	$880.17

Class C	$793.86	$922.65

Class Z	$876.78	$1,013.83

See accompanying notes to financial statements.

LV Futures Fund L.P.

Schedule of Investments

June 30, 2017

(Unaudited)

		% of Partners’
	Fair Value	Capital
Investment in the Trading Companies
CMF Boronia I, LLC	$2,056,186	37.43%
CMF TT II, LLC	3,524,130	64.15

Total Investment in the Trading Companies (cost of $6,673,945)	$5,580,316	101.58%

See accompanying notes to financial statements.

LV Futures Fund L.P.

Schedule of Investments

December 31, 2016

		% of Partners’
	Fair Value	Capital
Investment in the Trading Companies
Morgan Stanley Smith Barney Boronia I, LLC	$3,243,640	43.15%
Morgan Stanley Smith Barney TT II, LLC	4,390,880	58.42

Total Investment in the Trading Companies (cost of $8,187,506)	$7,634,520	101.57%

See accompanying notes to financial statements.

LV Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Expenses:
Ongoing placement agent fees	$26,065	$44,012	$56,601	$91,365
General Partner fees	15,135	25,397	32,662	52,831
Administrative fees	6,054	10,159	13,065	21,133
Other fees	197	198	394	396

Total expenses	47,451	79,766	102,722	165,725
Expense reimbursements	(213)	(294)	(427)	(564)

Net expenses	47,238	79,472	102,295	165,161

Net investment loss	(47,238)	(79,472)	(102,295)	(165,161)

Trading Results:
Net gains (losses) on investment in the Trading Companies:
Net realized gains (losses) on investment in the Trading Companies	(142,689)	(2,797)	(361,405)	(277,548)
Net change in unrealized gains (losses) on investment in the Trading Companies	(233,925)	12,252	(540,643)	670,290

Total trading results	(376,614)	9,455	(902,048)	392,742

Net income (loss)	$(423,852)	$(70,017)	$(1,004,343)	$227,581

Net income (loss) allocation by Class:
Class A	$(292,029)	$(54,098)	$(703,832)	$136,829

Class B	$(43,402)	$(8,308)	$(102,967)	$32,133

Class C	$(83,068)	$(7,376)	$(185,339)	$54,796

Class Z	$(5,353)	$(235)	$(12,205)	$3,823

Net income (loss) per Unit*:
Class A	$(54.24)	$(6.32)	$(120.90)	$17.62

Class B	$(55.97)	$(5.38)	$(124.81)	$20.80

Class C	$(57.72)	$(4.35)	$(128.79)	$24.23

Class Z	$(61.36)	$(1.96)	$(137.05)	$31.89

Weighted average number of Units outstanding:
Class A	5,443.982	7,416.688	5,771.708	7,645.600

Class B	775.513	1,544.368	796.419	1,544.368

Class C	1,439.006	1,697.519	1,439.006	1,828.351

Class Z	88.709	119.912	89.621	119.912

*	Represents the change in net asset value per Unit.

See accompanying notes to financial statements.

LV Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Class A	Class B	Class C	Class Z	Total
Partners’ Capital, December 31, 2016	$5,304,000	$792,988	$1,327,705	$91,785	$7,516,478
Net income (loss)	(703,832)	(102,967)	(185,339)	(12,205)	(1,004,343)
Redemptions - General Partner	-	-	-	(5,000)	(5,000)
Redemptions - Limited Partners	(909,636)	(104,228)	-	-	(1,013,864)

Partners’ Capital, June 30, 2017	$3,690,532	$585,793	$1,142,366	$74,580	$5,493,271

Partners’ Capital, December 31, 2015	$7,270,821	$1,470,154	$2,025,351	$129,515	$10,895,841
Subscriptions - Limited Partners	10,222	-	-	-	10,222
Net income (loss)	136,829	32,133	54,796	3,823	227,581
Redemptions - Limited Partners	(786,605)	-	(353,560)	-	(1,140,165)

Partners’ Capital, June 30, 2016	$6,631,267	$1,502,287	$1,726,587	$133,338	$9,993,479

	Class A	Class B	Class C	Class Z
Ending Units, December 31, 2016	6,317.183	900.951	1,439.006	90.533
Redemptions - General Partner	-	-	-	(5.472)
Redemptions - Limited Partners	(1,182.265)	(125.438)	-	-

Ending Units, June 30, 2017	5,134.918	775.513	1,439.006	85.061

Ending Units, December 31, 2015	7,966.490	1,544.368	2,039.850	119.912
Subscriptions - Limited Partners	10.735	-	-	-
Redemptions - Limited Partners	(849.147)	-	(342.331)	-

Ending Units, June 30, 2016	7,128.078	1,544.368	1,697.519	119.912

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

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner and commodity pool operator and as each Trading Company’s trading manager and commodity pool operator (the “General Partner”, “Ceres” or the “Trading Manager”, as the context requires). As of January 1, 2017, Ceres became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, Ceres was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent (the “Placement Agent”) to the Partnership. Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker. Each Trading Company’s over-the-counter (“OTC”) foreign exchange spot, option and forward contract counterparty is MS&Co., to the extent that a Trading Company trades such contracts. Morgan Stanley Wealth Management is a principal subsidiary of MSD Holdings. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership and the Trading Companies also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.(“JPMorgan Chase”).

As of June 30, 2017, all trading decisions were made for the Partnership by Boronia Capital Pty. Ltd. (“Boronia”) and Transtrend B.V. (“Transtrend”), each of which is a Trading Advisor.

As of June 30, 2017, the Trading Companies consisted of CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC”) and CMF TT II, LLC (formerly, Morgan Stanley Smith Barney TT II, LLC) (“TT II, LLC”).

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

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Depending on the aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”). Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Ceres received Class Z Units with respect to its investment in the Partnership. As of June 30, 2017 and December 31, 2016, there were no Class D Units outstanding. Class B and Class C Units are no longer being offered to new investors, but continue to be offered to existing Class B and Class C investors.

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

2.     Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016 and changes in partners’ capital for the six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Trading Companies is reflected as net change in unrealized gains (losses) on investment in the Trading Companies in the Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. The Partnership records realized gains or losses on its investment in the Trading Companies as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the first-in, first-out method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses. As of June 30, 2017 and December 31, 2016, the Partnership’s total cash balance was $1,183 and $1,149, respectively.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment. The Partnership’s investment in the Trading Companies is stated at fair value, which is based on (1) the Partnership’s net contribution to each Trading Company and (2) the Partnership’s allocated share of the undistributed profits and losses, including realized gains/losses and net change in unrealized gains/losses, of each Trading Company. ASC 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in the Trading Companies on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946, “Financial Services – Investment Companies” as of the Partnership’s reporting date. The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest and the fair value of all open Futures Interests and other assets) less all liabilities of the Trading Company (including, but not limited to, management fees, incentive fees and other

LV Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

expenses), determined in accordance with GAAP.

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

LV Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.     Financial Highlights:

Financial highlights for each Class of Units for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017
	Class A		Class B		Class C		Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(47.77)		$(50.18)		$(52.69)		$(58.12)
Net investment loss	(6.47)		(5.79)		(5.03)		(3.24)

Increase (decrease) for the period	(54.24)		(55.97)		(57.72)		(61.36)
Net asset value per Unit, beginning of period	772.95		811.33		851.58		938.14

Net asset value per Unit, end of period	$718.71		$755.36		$793.86		$876.78

	Three Months Ended June 30, 2017
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5)%		(3.0)%		(2.4)%		(1.4)%

Partnership expenses before expense reimbursements	3.5%		3.0%		2.4%		1.4%
Expense reimbursements	(0.0)	%***	(0.0)	%***	(0.0)	%***	(0.0)	%***

Partnership expenses after expense reimbursements	3.5%		3.0%		2.4%		1.4%

Total return	(7.0)%		(6.9)%		(6.8)%		(6.5)%

	Six Months Ended June 30, 2017
	Class A		Class B		Class C		Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(107.52)		$(112.84)		$(118.41)		$(130.38)
Net investment loss	(13.38)		(11.97)		(10.38)		(6.67)

Increase (decrease) for the period	(120.90)		(124.81)		(128.79)		(137.05)
Net asset value per Unit, beginning of period	839.61		880.17		922.65		1,013.83

Net asset value per Unit, end of period	$718.71		$755.36		$793.86		$876.78

	Six Months Ended June 30, 2017
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5)%		(3.0)%		(2.5)%		(1.4)%

Partnership expenses before expense reimbursements	3.5%		3.0%		2.5%		1.4%
Expense reimbursements	(0.0)	%***	(0.0)	%***	(0.0)	%***	(0.0)	%***

Partnership expenses after expense reimbursements	3.5%		3.0%		2.5%		1.4%

Total return	(14.4)%		(14.2)%		(14.0)%		(13.5)%

LV Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended June 30, 2016
	Class A		Class B		Class C		Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$1.51		$1.60		$1.68		$1.88
Net investment loss	(7.83)		(6.98)		(6.03)		(3.84)

Increase (decrease) for the period	(6.32)		(5.38)		(4.35)		(1.96)
Net asset value per Unit, beginning of period	936.62		978.13		1,021.47		1,113.93

Net asset value per Unit, end of period	$930.30		$972.75		$1,017.12		$1,111.97

	Three Months Ended June 30, 2016
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5)%		(2.9)%		(2.4)%		(1.4)%

Partnership expenses before expense reimbursements	3.5%		2.9%		2.4%		1.4%
Expense reimbursements	(0.0)	%***	(0.0)	%***	(0.0)	%***	(0.0)	%***

Partnership expenses after expense reimbursements	3.5%		2.9%		2.4%		1.4%

Total return	(0.7)%		(0.6)%		(0.4)%		(0.2)%

	Six Months Ended June 30, 2016
	Class A		Class B		Class C		Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$33.39		$34.84		$36.36		$39.60
Net investment loss	(15.77)		(14.04)		(12.13)		(7.71)

Increase (decrease) for the period	17.62		20.80		24.23		31.89
Net asset value per Unit, beginning of period	912.68		951.95		992.89		1,080.08

Net asset value per Unit, end of period	$930.30		$972.75		$1,017.12		$1,111.97

	Six Months Ended June 30, 2016
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5)%		(2.9)%		(2.4)%		(1.4)%

Partnership expenses before expense reimbursements	3.5%		2.9%		2.4%		1.4%
Expense reimbursements	(0.0)	%***	(0.0)	%***	(0.0)	%***	(0.0)	%***

Partnership expenses after expense reimbursements	3.5%		2.9%		2.4%		1.4%

Total return	1.9%		2.2%		2.4%		3.0%

*

Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

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

5.     Fair Value Measurements:

Trading Companies’ Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

LV Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

The Trading Companies consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2).

As of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016, the Trading Companies’ investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

6.     Trading Advisors to the Trading Companies:

At June 30, 2017, the Partnership owned approximately 6.7% of Boronia I, LLC and 1.5% of TT II, LLC. At December 31, 2016, the Partnership owned approximately 7.0% of Boronia I, LLC and 1.5% of TT II, LLC.

The performance of the Partnership is directly affected by the performance of the Trading Companies.

The tables below represent summarized results of operations of the Trading Companies that the Partnership invested in for the three and six months ended June 30, 2017 and 2016, respectively.

		Total Trading
For the three months ended June 30, 2017	Net Investment Loss	Results	Net Income (Loss)

Boronia I, LLC	$(372,467)	$290,771	$(81,696)
TT II, LLC	(611,087)	(23,814,308)	(24,425,395)

		Total Trading
For the six months ended June 30, 2017	Net Investment Loss	Results	Net Income (Loss)

Boronia I, LLC	$(778,252)	$(5,034,254)	$(5,812,506)
TT II, LLC	(1,420,737)	(29,612,392)	(31,033,129)

		Total Trading
For the three months ended June 30, 2016	Net Investment Loss	Results	Net Income (Loss)

Boronia I, LLC	$(1,082,633)	$4,790,599	$3,707,966
TT II, LLC	(955,861)	209,565	(746,296)
Augustus I, LLC	(51,354)	(306,715)	(358,069)

		Total Trading
For the six months ended June 30, 2016	Net Investment Loss	Results	Net Income (Loss)

Boronia I, LLC	$(1,773,815)	$11,497,535	$9,723,720
TT II, LLC	(4,537,812)	42,469,634	37,931,822
Augustus I, LLC	(108,283)	(678,519)	(786,802)

LV Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro-rata share of the results of operations of, the Trading Companies is shown in the following tables.

	June 30, 2017		For the Three Months Ended June 30, 2017

	% of			Expenses
	Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Boronia I, LLC	37.43%	$2,056,186	$(5,467)	$8,394	$-	$1,959	Commodity Portfolio	Monthly
TT II, LLC	64.15	3,524,130	(371,147)	8,071	-	3,324	Commodity Portfolio	Monthly

	June 30, 2017		For the Six Months Ended June 30, 2017

	% of			Expenses
	Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Boronia I, LLC	37.43%	$2,056,186	$(425,490)	$19,082	$-	$4,453	Commodity Portfolio	Monthly
TT II, LLC	64.15	3,524,130	(476,558)	16,871	93	6,948	Commodity Portfolio	Monthly

	December 31, 2016		For the Three Months Ended June 30, 2016

	% of			Expenses
	Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Boronia I, LLC	43.15%	$3,243,640	$150,557	$8,417	$23,875	$1,964	Commodity Portfolio	Monthly
TT II, LLC	58.42	4,390,880	(6,460)	9,343	(1,973)	3,270	Commodity Portfolio	Monthly
Augustus I, LLC	-	-	(134,642)	15,561	-	3,631	Commodity Portfolio	Monthly

	December 31, 2016		For the Six Months Ended June 30, 2016

	% of			Expenses
	Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Boronia I, LLC	43.15%	$3,243,640	$315,651	$17,232	$23,875	$4,021	Commodity Portfolio	Monthly
TT II, LLC	58.42	4,390,880	374,968	19,205	65,268	6,722	Commodity Portfolio	Monthly
Augustus I, LLC	-	-	(297,877)	32,994	-	7,699	Commodity Portfolio	Monthly

7.     Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than the events listed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

On July 12, 2017, TT II, LLC and J.P. Morgan Securities LLC, JPMorgan Chase, J.P. Morgan Securities plc, J.P. Morgan Securities (Asia Pacific) Limited, J.P. Morgan Securities Asia Private Limited, J.P. Morgan Securities Australia Limited, JPMorgan Securities Japan Co., Ltd., J.P. Morgan Prime Nominees Limited, J.P. Morgan Markets Limited and J.P. Morgan Prime Inc. (collectively, “J.P. Morgan”) entered into an institutional account agreement, dated as of July 12, 2017 (the “IAA”), pursuant to which J.P. Morgan will open and maintain one or more brokerage accounts for TT II, LLC (and, indirectly, the Partnership).

LV Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Pursuant to the IAA, TT II, LLC (through the Partnership) shall pay J.P. Morgan commissions and other fees for clearing, custody and any other services furnished.

The IAA may be terminated by either party at any time upon thirty days’ prior written notice to the other party.

On July 12, 2017, TT II, LLC and JPMorgan Chase entered into a foreign exchange and bullion authorization agreement, dated as of July 12, 2017 (the “FXBAA”), pursuant to which Transtrend, the trading advisor to TT II, LLC (and, indirectly, the Partnership), is authorized to enter into certain transactions on behalf of TT II, LLC with JPMorgan Chase, or, upon authorization by JPMorgan Chase, with a dealer or other entity subject to the terms of the FXBAA, and any other applicable agreement, on behalf of JPMorgan Chase.

Pursuant to the FXBAA, TT II, LLC (through which the Partnership) will pay JPMorgan Chase fees based on the transactions entered into by TT II, LLC during each calculation period.

The FXBAA may be terminated by either party at any time upon thirty business days’ written notice to the other party, or immediately in such circumstances as set forth in the FXBAA.

In connection with the FXBAA, on July 12, 2017, TT II, LLC and JPMorgan Chase also entered into an International Swap Dealers Association, Inc. Master Agreement (the “Master Agreement”), a Schedule to the 2002 ISDA Master Agreement, dated as of July 12, 2017 (the “ISDA Schedule”), and a 2016 Credit Support Annex for Variation Margin to the ISDA Schedule.

The Master Agreement will terminate upon either party’s failure to pay, breach of the Master Agreement, certain defaults, bankruptcy, merger without assumption, or upon such other events as described in the Master Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Companies, expense reimbursement and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Companies. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

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

For the six months ended June 30, 2017, Partnership capital decreased 26.9% from $7,516,478 to $5,493,271. This decrease was attributable to redemptions of 1,182.265 limited partner Class A Units totaling $909,636, redemptions of 125.438 limited partner Class B Units totaling $104,228 and redemptions of 5.472 General Partner Class Z Units totaling $5,000, coupled with a net loss of $1,004,343. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting periods. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) on investment in the Trading Companies and net change in unrealized trading gains (losses) on investment in the Trading Companies in the Statements of Income and Expenses.

The General Partner estimates that at any given time approximately 12.5% to 22.5% of the Partnership’s contracts held indirectly through its investment in the Trading Companies are traded OTC.

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the Futures Interests markets. The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2017 and 2016 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

As of June 30, 2017 and March 31, 2017, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 6/30/2017	Allocation as of 3/31/2017
Boronia I, LLC	36.8%	40.0%
TT II, LLC	63.2%	60.0%

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

During the Partnership’s second quarter of 2017, the net asset value per Unit for Class A decreased 7.0% from $772.95 to $718.71 as compared to a decrease of 0.7% in the second quarter of 2016. During the Partnership’s second quarter of 2017, the net asset value per Unit for Class B decreased 6.9% from $811.33 to $755.36 as compared to a decrease of 0.6% in the second quarter of 2016. During the Partnership’s second quarter of 2017, the net asset value per Unit for Class C decreased 6.8% from $851.58 to $793.86 as compared to a decrease of 0.4% in the second quarter of 2016. During the Partnership’s second quarter of 2017, the net asset value per Unit for Class Z decreased 6.5% from $938.14 to $876.78 as compared to a decrease of 0.2% in the second quarter of 2016. The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses in the second quarter of 2017 of $376,614. Losses were primarily attributable to the Trading Companies’ trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices. The Partnership, through its investment in the Trading Companies, experienced a net trading gain before fees and expenses in the second quarter of 2016 of $9,455. Gains were primarily attributable to the Trading Companies’ trading in global interest rates, agriculturals and metals and were partially offset by losses from trading in global stock indices, energies and currencies.

The most significant losses were incurred within the global interest rate sector primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on eurozone inflation, which triggered a rebound in government bond yields. Within the energy complex, losses were recorded throughout the second quarter from long and short futures positions in oil related futures products as prices whipsawed amid speculation of global demand and whether or not OPEC would continue to curb oil production. Losses within the currency sector were recorded primarily during April from short positions in the euro versus the U.S. dollar as the relative value of the euro advanced following stronger-than-expected economic data and a calming of political concerns after the French Presidential elections. In the metals complex, losses were incurred during the quarter from long and short precious metals futures positions as prices fluctuated due to shifting opinions concerning U.S. interest rate policy, global risks, and value of the U.S. dollar. Within the agricultural markets, losses were recorded during the quarter from short grain futures positions as prices gyrated amid varying reports of planting projections and concerns adverse weather may damage crop yields. The Partnership’s losses for the quarter were partially offset by gains achieved within the global stock index markets during April and May from long positions in Asian and European equity index futures as prices were buoyed by increased consumer confidence.

During the Partnership’s six months ended June 30, 2017, the net asset value per Unit for Class A decreased 14.4% from $839.61 to $718.71 as compared to an increase of 1.9% for the six months ended June 30, 2016. During the Partnership’s six months ended June 30, 2017, the net asset value per Unit for Class B decreased 14.2% from $880.17 to $755.36 as compared to an increase of 2.2% for the six months ended June 30, 2016. During the Partnership’s six months ended June 30, 2017, the net asset value per Unit for Class C decreased 14.0% from $922.65 to $793.86 as compared to an increase of 2.4% for the six months ended        June 30, 2016. During the Partnership’s six months ended June 30, 2017, the net asset value per Unit for Class Z decreased 13.5% from $1,013.83 to $876.78 as compared to an increase of 3.0% for the six months ended June 30, 2016. The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses in the six months ended June 30, 2017 of $902,048. Losses were primarily attributable to the Trading Companies’ trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices. The Partnership, through its investment in the Trading Companies, experienced a net trading gain before fees and expenses in the six months ended June 30, 2016 of $392,742. Gains were primarily attributable to the Trading Companies’ trading in global interest rates and energy, and were partially offset by trading losses in currencies, metals, global stock indices and agriculturals.

The most significant losses were incurred within the global interest rate markets during January and March from long positions in European and U.S. fixed income futures as prices declined amid growing hawkish sentiment from central banks across the globe. Additional losses were recorded in this sector during June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on eurozone inflation, which triggered a rebound in government bond yields. Within the energy sector, losses were incurred during January and February from long positions in crude oil and its related products as prices fell due to growing global stockpiles fueled by increasing U.S. oil output. Further losses within the oil market were recorded throughout the second quarter from long and short futures positions in oil related futures products as prices whipsawed amid speculation of global demand and whether or not OPEC would continue to curb oil production. Additional losses within the energy complex were experienced during January, March, and May from positions in natural gas futures. In the metals complex, losses were incurred from March through June from long and short precious metals futures positions as prices fluctuated due to shifting opinions concerning U.S. interest rate policy, global risks, and value of the U.S. dollar. Within the currency markets, losses were recorded during March from short positions in the euro and Swiss franc versus the U.S. dollar as the relative value of the dollar depreciated following comments from the U.S. Federal Reserve, which caused investors to revise expectations for further interest rate hikes in 2017. Additional losses were recorded within this sector during April from short positions in the euro versus the U.S. dollar as the relative value of the euro advanced following stronger-than-expected economic data and a calming of political concerns after the first round of the French Presidential elections. Within the agricultural markets, losses were incurred during January from short positions in corn futures as prices rose following concerns that floods in Argentina could reduce crop yields. Additional losses were experienced during the first half of February from short positions in corn and wheat futures as prices rose following an improved outlook for U.S. exports. Further losses were recorded in this sector during the second quarter from short grain futures positions as prices gyrated amid varying reports of planting projections and concerns adverse weather may damage crop yields. A portion of the Partnership’s losses for the first six months of the year was offset by trading gains achieved within the global stock index sector primarily from long positions in U.S., European, and Asian equity index futures as prices rallied January through May amid positive economic data within all three regions and a renewed bullishness relating to potential economic growth.

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

The Partnership and the Trading Companies account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and each Trading Company’s open positions is directly reflected in the Partnership’s and each Trading Company’s earnings and cash flow.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of June 30, 2017, Boronia I, LLC’s total capitalization was $30,765,982. The Partnership owned 6.7% of Boronia I, LLC. As of June 30, 2017, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

	June 30, 2017		Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,305,958	7.50%	$2,910,397	$1,074,761	$1,750,023
Interest Rates	1,250,001	4.06	1,909,207	506,435	981,013
Equity	1,431,932	4.65	4,037,696	1,185,412	2,255,753
Commodity	640,036	2.08	1,627,383	640,036	1,251,268

Total	$5,627,927	18.29%

*	Average of daily Values at Risk.

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

As of June 30, 2017, TT II, LLC’s total capitalization was $230,395,071. The Partnership owned 1.5% of TT II, LLC. As of June 30, 2017, TT II, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

	June 30, 2017		Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$18,470,365	8.02%	$27,978,898	$14,686,024	$20,556,726
Interest Rates	8,285,502	3.60	11,970,913	6,486,347	8,824,747
Equity	14,870,825	6.45	17,710,413	13,374,767	15,817,016
Commodity	15,695,367	6.81	16,281,307	9,933,123	13,437,406

Total	$57,322,059	24.88%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners from inception through June 30, 2017 was $113,026,200. Since inception, the Partnership has received $805,000 in consideration from the sale of Units to Ceres.

Proceeds of the net offering were used for the trading of Futures Interests, including futures, option, forward and swap contracts.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class A
April 1, 2017 - April 30, 2017	284.081	$759.77	N/A	N/A
May 1, 2017 - May 31, 2017	137.271	$750.29	N/A	N/A
June 1, 2017 - June 30, 2017	122.856	$718.71	N/A	N/A
	544.208	$748.11

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

10.01

Institutional Account Agreement, dated as of July 12, 2017, by and between CMF TT II, LLC and J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., J.P. Morgan Securities plc, J.P. Morgan Securities (Asia Pacific) Limited, J.P. Morgan Securities Asia Private Limited, J.P. Morgan Securities Australia Limited, JPMorgan Securities Japan Co., Ltd., J.P. Morgan Prime Nominees Limited, J.P. Morgan Markets Limited and J.P. Morgan Prime Inc.

10.02	Foreign Exchange and Bullion Authorization Agreement, dated as of July 12, 2017, by and between CMF TT II, LLC and JPMorgan Chase Bank, N.A.

10.03

International Swap Dealers Association, Inc. Master Agreement, Schedule to the ISDA Master Agreement, and 2016 Credit Support Annex for Variation Margin to the Schedule to the ISDA Master Agreement, each dated as of July 12, 2017, by and between CMF TT II, LLC and JPMorgan Chase Bank, N.A.

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
Date: August 10, 2017

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director (Principal Accounting Officer)
Date: August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.